Form 10-K
period 1993-12-31
TALLEY INDUSTRIES INC
filed 1994-03-24
CIK 96238

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-K


 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 (FEE REQUIRED)
               For the fiscal year ended December 31, 1993
                                   OR
 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from                 to
                       Commission File No. 1-4778

                         TALLEY INDUSTRIES, INC.
         (Exact name of registrant as specified in its charter)
          Delaware                                   86-0180396
    (State or other jurisdiction                    (I.R.S. Employer
   of incorporation or organization)              Identification No.)
             2702 North 44th Street, Phoenix, Arizona 85008
          (Address of principal executive offices)   (Zip Code)
    Registrant's telephone number, including area code:(602) 957-7711

       Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each Exchange
            Title of each class                    on which registered

          Common Stock, $1 Par Value              New York Stock Exchange
          Series B $1 Cumulative Convertible
            Preferred Stock, $1 Par Value         New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
 this Form 10-K.   [ X ]
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
 Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has
 been subject to such filing requirement for the past 90 days. Yes[ X ]    No[   ]
     The aggregate market value of voting stock held by non-affiliates on February 1, 1994 was
 $93,749,000.
          APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
 securities under a plan confirmed by court.   Yes[   ]  No[   ]

 As of February 1, 1994 there were 10,047,023 shares of Talley Industries, Inc. Common Stock $1 par value outstanding.
                   DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 1993) are incorporated by reference in
 Part III.


 Table of Contents
                                                                    Page
 Part I

   Item 1.    Business

                (a)  Developments since January 1, 1993             I-1
                (b)  Financial Information About Industry
                       Segments                                     I-1
                (c)  Narrative Description of Business              I-2
                (d)  Financial Information about Foreign and
                       Domestic Operations and Export Sales         I-22
                (e)  Provisions of New Debt Agreements              I-22
                (f)  Executive Officers of the Registrant           I-24

   Item 2.   Properties                                             I-24

   Item 3.   Legal Proceedings                                      I-25

   Item 4.   Submission of Matters to a Vote of
               Security Holders                                     I-25

 Part II

   Item 5.   Market for Registrant's Common Equity
               and Related Stockholder Matters                      II-1

   Item 6.   Selected Financial Data                                II-1

   Item 7.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                           II-1

   Item 8.   Financial Statements and Supplementary Data            II-1

   Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure               II-2

 Part III

   Item 10.   Directors and Executive Officers of the
                Registrant                                         III-1

   Item 11.   Executive Compensation                               III-3

   Item 12.   Security Ownership of Certain Beneficial
                Owners and Management                              III-3

   Item 13.   Certain Relationships and Related Transactions       III-3


 Part IV

   Item 14.   Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                 IV-1


              Signatures                                           IV-2

                                  PART I



 Item 1.  Business.

 (a)  Developments since January 1, 1993.

   On October 22, 1993 Talley Industries, Inc. (herein referred to as either "Talley" or the "Company" or the "Registrant") completed a major debt refinancing program by issuing Senior Notes and Senior Discount Debentures, and by securing a credit facility with two institutional lenders. The terms of the agreements are summarized below in Section
 (e) of this Item 1.
   The Company completed the sale of the net assets of its precision potentiometer business for $2.8 million in July 1993 as part of the program to reduce outstanding debt.
   In late 1992, the Company's Board of Directors approved a plan to discontinue the Realty segment. Accordingly, effective December 31, 1992, the Company classified its Realty segment as a discontinued operation for financial reporting purposes. In September 1993, in connection with the offering of the Senior Notes and Senior Discount Debentures, the staff of the Securities and Exchange Commission (SEC) informed the Company that it disagreed with the Company's classification of its Realty segment as a discontinued operation. Pursuant to these discussions, the Company has reclassified the real
 estate operations to continuing operations.   The reclassification does
 not alter the Company's commitment to exit the real estate business.
 An amended Form 10-K on Form 10-K/A was filed in November 1993 to reflect the restatement.
 (b)  Financial Information about Industry Segments.
   A segment description along with tables showing sales and operating income for each of the last five years, and identifiable assets for each of the last three years attributable to each of the Company's five business segments in continuing operations, including the year ended December 31, 1993, are incorporated by reference to the material appearing in the Notes to Consolidated Financial Statements on pages F-40 through F-46 of the Company's financial statements for the year ended December 31, 1993, included in a separate section of this report. For an additional discussion of segment operations, see also "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-2 through F-11 of the Company's financial statements for the year ended December 31, 1993, included in a separate section of this report.
 (c)  Narrative Description of Business.
 General
   Talley is a diversified manufacturer of a wide range of proprietary and other specialized products for defense, industrial and commercial applications. Through its Government Products and Services segment, the Company manufactures an extensive array of propellant devices and electronic components for defense systems and commercial applications and provides naval architectural and marine engineering services. The Company participates in the rapidly expanding market for automotive airbags through its royalty agreement with TRW, Inc. ("TRW"), which provides the Company with a quarterly royalty payment through April 30, 2001 for any airbag manufactured and sold by TRW worldwide and for any other airbag installed in a vehicle manufactured or sold in North America. Talley's Industrial Products segment manufactures and distributes stainless steel products, high-voltage ceramic insulators used in power transmission and distribution systems, and specialized welding equipment and systems. The Company's Specialty Products segment manufactures and sells aerosol insecticides, air fresheners and sanitizers for the commercial and agricultural markets, and custom designed metal buttons for military and commercial uniforms and upscale fashion apparel. Talley is also engaged in the orderly sale of the assets of its real estate operations, the net proceeds from which will be utilized to prepay certain outstanding indebtedness.
 (1)  Government Products and Services Segment.
   The Company's Government Products and Services segment provides a wide range of products and services for government programs. The vast majority of the Company's products are smaller components of larger units and systems and are generally designed to enhance safety or improve performance. A significant portion of the Company's government revenue represents the replacement of existing Talley products. Products manufactured by Talley which have significant replacement requirements include items having finite shelf lives, such as propellants for pilot ejection seats, as well as products regularly consumed in training and combat situations. Many of the Company's existing products and its new product development efforts are focused on mobile, tactical and "smart" military weapons and systems.
 Solid Propellant Devices and Related Products
   A majority of the products manufactured by the Company's Government Products and Services segment are based upon Talley's core technologies and expertise in the design and manufacture of propellants and related products. Propellants are solid fuels which, when ignited, produce a specified thrust or volume of gas for a designated period. Talley's propellant products are typically custom designs developed by the Company in response to customers' technical requirements and specifications.

   The following sets forth a brief summary of several of the solid propellant devices and related products manufactured by Talley:
   o Pilot Ejection Systems. The Company manufactures ejection seats and related propellant devices for aircraft ejection systems in high performance military aircraft. The Company also manufactures escape systems for a number of foreign aircraft.
   o Rocket Motors. Talley manufactures a wide range of rocket motors and rocket catapults. These products include booster rockets for decoy missiles, as well as for unmanned vehicles. The Company also manufactures rocket catapults for its aircraft escape systems.
   o Gas Generators. Talley manufactures a broad range of solid propellant gas generators. These products provide pneumatic power for guidance and control systems, hydraulic systems, and safe and arming devices on a wide range of missile systems.
   o Extended Range Munitions Components. Talley's extended range munitions components utilize propellant technologies to dramatically extend the range of U.S. artillery. The Company's base burner assembly utilizes a solid propellant drag reduction system to extend the range of existing howitzer artillery.
   o Dispersion Systems. Talley pioneered the use of airbag technologies for modern munitions delivery systems. The Company's dispersion systems utilize airbag assemblies to eject submunitions (i.e., small bombs or missiles) from missile systems.
   o Weapons Systems. Talley is actively involved in the development of the next generation of light-weight disposable shoulder-launched weapons. These weapon systems include the M72 E-Series light anti-armor weapon and a light-weight disposable version of a U.S. Marine Corps shoulder-launched weapon system. Talley has also contracted with the U.S. Army to develop new warhead and launcher technology for the next generation of shoulder-launched weapon systems.
   o Ejector Racks. Over 8,000 ejector racks manufactured by Talley are currently installed on various U.S. helicopters. These ejection racks enable helicopter pilots to discard munitions, missiles or extra fuel in emergency situations.
   o Countermeasure Systems. The Company manufactures several training and combat countermeasure systems for naval, aircraft and submarine applications. Countermeasure systems are designed to divert incoming weapons from their targets.
   o Insensitive Munitions. The Company is currently developing new propellant products which are being qualified to meet certain rigorous safety requirements. These munitions are generally insensitive to shock, puncture, and high temperature and pressure.
   o Electro Explosive Devices ("EED"). Electro-explosive devices manufactured by the Company include rocket motor igniters, explosive bolts and separation nuts and booster cartridges, as well as initiators for these and other components.
 High Reliability Electronic Products
   Talley designs and manufactures specialized electronic display and monitoring devices, electromechanical instruments and components, and high performance cable assemblies which are used by the aerospace and defense industries. The Company's products are designed to perform at a high level of reliability, conform to tight tolerance specifications and withstand harsh operating environments. The following sets forth a brief summary of the primary electronic products manufactured by
 Talley:
 o Air Traffic Control Systems. The Company has supplied electronic displays to the FAA for over 20 years for use in certain air traffic control applications, and is currently the sole supplier of video mapper systems to the FAA. The Company's proprietary video mappers superimpose accurate, high resolution electronic map images, including ground topography and weather, onto radar screens which are used by both commercial and military air traffic controllers to coordinate the position of aircraft.
 o Airborne Flight Data Recorders. The Company is the sole manufacturer of flight data recorders that are used on military aircraft. These flight data recorders are used to evaluate training simulations and record flight information, and are designed to maintain data integrity in the event of a crash.
 o Safe and Arming Devices. Talley manufactures electronic and electromechanical devices which are used to safely control, arm and fire warheads on torpedoes and missiles. These products are designed to meet a high standard for safety requirements.
 o Indicators. Talley is a producer of elapsed time indicators, event counters and fault indicators, with a significant share of the domestic aerospace market. The Company's indicator products are capable of functioning with a high degree of accuracy and are built to withstand the harsh operating environment present in aerospace applications.
 o Interconnect Products. The Company also designs, manufactures and sells high quality interconnect products and accessories for military, aerospace and commercial marketplaces. These products include high voltage silicone wire and cable, multi-pin high and low voltage connector and cable assembly interconnection systems, and triax and coax high voltage connections and cable assemblies. The major applications for these products include medical equipment, radar and CRT displays, satellite detectors and power supplies.

 Naval Architecture and Marine Engineering Services
   The Company's naval architecture and marine engineering business provides a broad range of consulting services for the U.S. Navy, as well as for commercial clients and shipyards. The Company's naval design and engineering business has provided services for over 35 years and possesses domestic and international experience in all phases of the design process for military and commercial ships. These services include initial feasibility and conceptual studies, contract design, and detail design and engineering for new and retrofitted ships. The Company also provides the engineering services necessary to physically integrate combat systems and electronics into Navy ships and provides program management and logistics support services to the Navy and commercial customers. The Company maintains separate segments to meet the different technical, performance and administrative needs of its customers.
   Direct contracts with the U.S. Navy currently account for approximately 60% of the Company's naval architecture and marine engineering revenue, with an additional 20% attributable to subcontracts under Navy contracts. The remaining 20% of revenues are derived from commercial shipyards or industrial customers for ship and other marine design services. The majority of the Company's contracts with the U.S. Navy are cost plus a fixed fee. Under these contracts, the Company is reimbursed for its actual costs plus a percentage fee based on the estimated costs in the original contract.
   The demand for design services for the U.S. Navy is largely driven by the number of new ship classes being developed or older classes being retrofitted, versus the actual number of ships within a class being built or operated. The majority of engineering and detail design costs are incurred with the introduction of a new class of ship or the retrofit of one or more ships of an existing class. Although the current administration has announced its intention to reduce the number of ships within the U.S. Naval fleet, the magnitude of this reduction is still uncertain.

 Marketing
   The Company markets its government products and services directly to the Department of Defense, other U.S. government departments and agencies, and other contractors. The Company's marketing strategy focuses on those contracts and programs which are likely to be emphasized in the current defense environment and for which Talley has a competitive advantage in technology and expertise.
   The Company's technical sales personnel are strategically located across the country for easy access to its customers. The Company also uses independent sales agents to market its products to various foreign governments and to sell its electronic component products. In addition, the Company enters into joint marketing agreements with foreign manufacturers to provide access to markets not available to Talley.

 Competition
   Competition for the Company's government products and services varies widely. The markets for several of the Company's products and services are highly competitive, and many of Talley's competitors have greater financial resources than the Company. However, the Company also competes in a variety of small niche markets. Production of the products within these markets frequently requires government certification, which can be costly and time-consuming to obtain. Once a contract has been awarded, the relatively small size of these markets often discourages additional suppliers from obtaining certification. Within these markets the Company is frequently a sole supplier, and therefore faces little or no competition.
   A wide variety of industrial companies compete with the Company in the market for propellant devices, with particularly intense competition in the markets for gas generators and dispersion systems.
   The market for the Company's electronics components products is highly competitive. Competition is particularly intense among Texas Instruments, IBM and Raytheon for air traffic control equipment. The Company is the sole supplier of data acquisition and display systems for the B-1, B-2, T-45 and F-4 military aircraft, but there is significant competition for other applications. The Company believes
 that it shares  the  market  for  aerospace   elapsed  time indicators,
 fault indicators and events counters primarily with one competitor, Airpax, a North American Phillips company. The Company believes that its safe and arming devices compete with companies such as KDI, Motorola, Quantic and Magnavox.
   The Company believes that its market for naval architectural and marine engineering services is served by Talley and a small number of other major firms including M. Rosenblatt & Son, Inc., Gibbs & Cox, Inc., Advanced Marine Enterprises, Incorporated, George G. Sharp, Inc. and CDI Marine Company. These companies actively compete with each other, and to a lesser extent with smaller design firms, for U.S. Navy programs, foreign contracts and subcontracts with private shipyards.

 Government Contract Matters
   Substantially all of the Company's government defense contracts are fixed-price contracts except for the Company's naval architecture and marine engineering contracts which are generally cost reimbursable. Although the Company's fixed-price contracts generally permit the Company to retain unexpected profits if costs are less than projected, the Company bears the risk that increased or unexpected costs may reduce profit or cause the Company to sustain losses on a particular contract. From time to time the Company accepts fixed-price contracts for products that have not been previously developed. In such cases, the Company is subject to the risk of delays and cost over-runs. Under U.S. Government regulations, certain costs, including financing and interest costs and foreign marketing expenses, are not allowable. The U.S. Government also regulates the methods under which costs are allocated to Government contracts. With respect to U.S. Government contracts that are obtained pursuant to an open bid process and therefore result in a firm fixed price, the Government has no right to renegotiate any profits earned thereunder. In Government contracts where the price is negotiated at a fixed price rather than on a cost-plus basis, as long as the financial and pricing information supplied to the Government is current, accurate and complete, the Government similarly has no right to renegotiate any profits earned thereunder. However, if the Government later conducts an audit of the contractor and determines that such data was inaccurate, or incomplete or not current in overstating the costs, and that the contractor thereby made an excessive profit, the Government may initiate an action to recover the amount of any significantly overstated costs plus applicable profit
 or fee and interest.   If the  submission of inaccurate, incomplete or
 not current data was knowingly made, then the Government may seek to recover an additional penalty equal to the amount of the overstated costs; and if the submission was willful or intentional the Government may seek additional penalties and damages.
   U.S. Government contracts are, by their terms, subject to termination by the Government either for its convenience or for default of the contractor. Fixed-price contracts provide for payment upon termination for items delivered to and accepted by the Government. If the termination is for convenience, fixed-price contracts provide for payment of the contractor's costs incurred plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit on its incurred performance costs. However, if a fixed-price contract termination is for default, (i) the contractor is paid such amount as may be agreed upon for completed and partially completed products and services accepted by the Government,
 (ii) the Government is not liable for the contractor's costs with respect to unaccepted items and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portions of the contracts and (iii) the contractor may be liable for excess costs incurred by the Government in procuring undelivered products and services from another source. Foreign defense contracts generally contain comparable provisions relating to termination at the convenience of the government.
   Companies supplying defense-related products and services to the U.S. Government are subject to certain additional business risks unique to that industry. These risks include: the ability of the Government to unilaterally suspend the Company from new contracts pending resolution of alleged violations of certain procurement laws or regulations; procurements which are dependent upon appropriated funds by the Government; changes in the Government's procurement policies (such as a greater emphasis on competitive procurements or cancellation of programs due to budgetary changes); the possibility of inadvertent Government disclosure of a contractor's proprietary information to third parties; and the possible need to bid on programs in advance of design completion. A reduction in expenditures by the Government for the Company's products and services, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to the Company, incomplete, inaccurate or non-current data allegations, terminations or cancellations of programs, or substantial cost over-runs could have an adverse effect on the Company's results of operations.

 Backlog
   The backlog of firm orders in the Government Products and Services segment amounted to approximately $128 million at December 31, 1993, $143 million at December 31, 1992 and $155 million at December 31, 1991. The backlog in 1991 and 1992 included a major non-recurring program for extended range munitions. The Company estimates that approximately $105 million of the orders outstanding at December 31, 1993 will be delivered by December 31, 1994.

 (2)  Airbag Royalties Segment.
   As an outgrowth of the research and development efforts in its core propellant businesses, Talley was a pioneer in the development of the automotive airbag. Airbags supplied by the Company were installed by General Motors in approximately 12,000 automobiles during the 1970's and were the first airbags installed in any significant number of automobiles. While the Company's program with General Motors was successful, low market awareness and acceptance prevented the airbag from attaining wide-spread popularity for a number of years. During this period, Talley continued to develop and refine its airbag technology, while establishing relationships with certain U.S. and foreign automakers and suppliers. As demand for airbags increased in the 1980's, Talley's technology, manufacturing expertise and strong customer relationships made it a leading supplier of automobile airbags, and Talley designed and constructed a highly automated production facility that began producing airbags in volume during 1988. In 1989, Talley sold its automotive airbag business to TRW, in part because TRW's offer involved not only an attractive cash price for the business, but also an opportunity to participate in the future growth
 of the industry.   This  participation  comes  through a unique royalty
 agreement under which royalties are payable both on TRW's worldwide airbag sales and on its competitors' airbags installed in vehicles manufactured or sold in North America.
   At the closing of the 1989 sale of TRW, Talley received $97.8 million in cash and entered into the 12-year Airbag Royalty Agreement. The Airbag Royalty Agreement requires TRW to pay the Company quarterly royalties through April 30, 2001 (the "Airbag Royalty") based upon the following formula: (i) $1.14 for each airbag "unit" (inflator plus one or more components) manufactured and sold by TRW worldwide (the per-unit amount increases by $.01 on May 1 of each year); (ii) 75% of the per-unit amount for each inflator manufactured and sold separately by TRW worldwide; and (iii) $0.55 for each airbag unit supplied by any other airbag manufacturer and installed in any vehicle manufactured or sold in North America. The Company will receive the Airbag Royalty for any airbag using a gas-generating composition; the higher royalty amount for TRW airbags applies regardless of whether the specific technology used is that which was originally licensed by the Company to TRW. The Company also is entitled to receive royalties from TRW for technology licenses and similar arrangements under which TRW makes its airbag technology available to third parties. Royalties to the Company from such arrangements have not been significant to date.
   The terms of the Airbag Royalty Agreement allow the Company to participate in the rapidly expanding market for airbags. A continued increase in the use of dual vehicle airbags is expected as a consequence of several factors, including: (i) government legislation mandating the use of dual airbags in all cars, light trucks, sport utility vehicles and vans sold in the U.S. on a phased-in basis;
 (ii) increasing consumer demand as a result of the demonstrated effectiveness of airbags at saving lives and preventing serious injury, and the convenience of airbags as compared with automatic seatbelts; and (iii) the decreasing price of airbags as competition and production volumes increase. The U.S. government has passed legislation mandating that airbags be installed as standard equipment according to the following schedule: (i) 95% of 1997 model year cars (100% of 1998 models) are to be equipped with driver and passenger side airbags for the front seat, and (ii) 80% of 1998 model-year light trucks, vans and sport utility vehicles (100% of 1999 models) are to be equipped with driver and passenger side airbags for the front seat.

 (3)  Industrial Products Segment.
   The Company's Industrial Products segment operates in three product areas: stainless steel, high-voltage ceramic insulators and other specialized industrial products. Demand for the Company's products is directly related to the level of general economic activity and therefore has been negatively impacted by the recent recession. The Company's operations are technologically advanced and its products are highly competitive in terms of quality, brand recognition and price. The Company's stainless steel mini-mill has utilized its state-of-the-art computer automation, strict quality controls, and strong engineering and technical capabilities to maintain its position as a low cost, high quality producer.

 Stainless Steel
   The Company operates a state-of-the-art stainless steel mini-mill which purchases stainless steel billets and converts them into a variety of sizes of hot rolled and cold finished bar and rod. The facility utilizes computer automation and quality control processes that have resulted in a high standard of product quality, service and deliveries. Located in South Carolina, the mini-mill has relatively low labor and power costs and is situated close to major north-south and east-west interstate highways. The Company recently installed three annealing furnaces, a new pickling line and a new cold-drawing facility which will enable the Company to convert certain shaped bars to smaller sizes with close tolerances. Prior to these enhancements, the Company either subcontracted these processes out or was not able to meet customers' custom finishing requests. The Company sells its products to over 25 independent steel distributors, including two distributors which are owned by the Company, and to a lesser extent to industrial end-users. The Company-owned distributors sell stainless steel sheet, angle and plate, and also provide certain cutting, grinding and boring services. The Company's U.S. distributor, which resells approximately 25% of the mini-mill's production currently, has five distribution depots in South Carolina, New Jersey, Pennsylvania, Illinois and Texas. The Canadian distributor, which sells principally flat stainless steel products (not produced by the mini-mill), has two locations, in Ontario and Quebec.

 High-Voltage Ceramic Insulators
   The Company's high-voltage ceramic insulator business manufactures and sells electrical insulators and related items for use in power transmission and distribution systems, principally to electric utilities, municipalities and other government units, as well as to electrical contractors and OEMs. High-voltage ceramic insulators are required to perform with high levels of reliability and typically require product certification from electric utilities to be used for new or replacement applications. Demand for these products is influenced by the level of economic activity, particularly housing starts, with a fairly stable minimum demand level due to normal replacement and repair cycles.
   The Company's primary customers include OEMs as well as many of the major utilities throughout the U.S. and the world.
 Other Specialized Industrial Products
   The Company designs, manufactures and sells specialized advanced-technology welding equipment and systems, power supply systems and humidistats, and also provides contract assembly and manufacturing for OEMs. The Company's welding equipment and systems are highly-engineered and advanced technologically, and the Company holds over 30 patents for these products. The Company's product line includes patented welding systems which can be remotely controlled for use in radioactive and other contaminated environments. These products are sold to the utility, pipeline, shipbuilding, aerospace and specialty construction industries.
   The power supply systems manufactured by the Company are principally low-wattage systems and are sold to OEMs in the telecommunications, medical, computer and other industrial markets. The power supply market is highly competitive, with more than 500 manufacturers in the U.S.
   The Company also manufactures and sells humidistats. Humidistats are used to regulate humidity levels and are principally sold to home appliance manufacturers.

 Marketing
   The Company markets its industrial products to domestic and foreign business organizations and government entities. These organizations vary in size, complexity and purchasing structures. The Company's sales and marketing efforts use a combination of direct sales, independent distributors and OEM arrangements.

 Competition
   The Company's Industrial Products businesses are highly competitive, with competition typically based on price, quality, delivery time, engineering expertise and customer service. The Company's competitors include major domestic and international companies, many of which have financial, technical, marketing, manufacturing, distribution and other resources substantially greater than those of the Company, as well as smaller competitors which focus on specific market niches.

 Backlog
   The backlog of firm orders in the Industrial Products segment totalled approximately $19 million at December 31, 1993, $12 million at December 31, 1992 and $8 million at December 31, 1991. The Company estimates that substantially all of the orders outstanding at December 31, 1993 will be delivered by December 31, 1994. Increases are attributed to a major steel mill competitor exiting the market along with an increase in demand from new and current customers.

 (4)  Specialty Products Segment.
   The Company's Specialty Products segment is focused on two primary markets: insect and odor control for the industrial maintenance supply, pest control and agricultural markets, and custom designed metal buttons for the military and commercial uniform and upscale fashion markets.

 Insect and Odor Control
   The Company offers a complete line of insecticides, air fresheners and sanitizers for sale through distributors to the industrial maintenance supply, pest control and agricultural markets. The Company's insecticide products are sold under the Q-Mist and CB trademarks to pest control distributors who sell to pest control professionals. The Company's insecticide formulations focus on using natural active ingredients including pyrethrin (derived from the chrysanthemum flower), boric acid and sassafras. The Company offers a complete line of insecticides to control the most common crawling and flying insects. The insecticides are mixed and packaged at the Company's Louisiana manufacturing plant and formulated into aerosol, liquid and powder form.
   Air freshening and sanitizing products are formulated and packaged for specific air freshening and sanitizing situations, which vary based on room size, type of odor to be treated, and desired fragrance. In addition, the products are designed for one of four different delivery methods: (i) metered, automatic aerosols for areas up to 6,000 cubic feet, (ii) fan delivered solids for areas up to 1,500 cubic feet, (iii) manual aerosols for immediate air freshening and (iv) passive solids for small enclosed areas.
   In addition to manufacturing odor and insect control formulations, the Company also manufactures and sells metered and fan driven dispensers for these products. Metered dispensers utilize a timing mechanism to deliver aerosol spray at programmable time intervals. Fan driven dispensers utilize battery operated fans to distribute the scent of selected air fresheners.

 Custom Metal Buttons
   The Company designs and manufactures a wide range of custom metal buttons for the military and commercial uniform and upscale fashion markets. The Company also produces insignias, cuff links and other accessories as a complement to its button products. The buttons are individually stamped from custom designed hand carved steel dies.
   The use of hand carved steel dies and the brass stamping process allow the Company to produce button designs with extremely fine detail and high resolution. The Company custom designs and produces metal buttons for the U.S. military based on detailed military specifications.
   The Company has seen the volume of military sales decline in recent years as a result of reductions in military personnel. Management expects future modest reductions in military button sales as military force reductions continue. Military sales currently account for less than 20% of the Company's button revenues. The market for commercial uniform buttons includes local police, fire departments and other civil servants. The Company continues to increase its presence in the fashion apparel market by working with apparel manufactures on custom button designs for their manufactured garments.

 Marketing
   The Company utilizes 1,700 independent distributors to market its insect and odor control products to the various pest control and sanitation companies that service the industrial maintenance supply and commercial pest control industry. The agricultural market is served by over 100 independent agricultural products distributors. The Company has a three person marketing staff which is responsible for working with and overseeing the distributors who carry its products.
   The Company's button business maintains a three person sales force which is responsible for obtaining new and maintaining existing customer relationships. Sales representatives are focused on either the military uniform, commercial uniform or fashion apparel markets. The Company's advertising for its Specialty Products businesses is limited to product brochures and ads in various trade publications.

 Competition
   Competitors for the Company's pest and odor control products consist of numerous small companies as well as divisions of large
 corporations.   Because  pest  and  odor  control  is  a  broad market,
 competitors include a range of chemical, manufacturing and pet care companies. Competition for pest control products is based on product efficiency, quality, price and the ability to offer a broad range of product formulations.
   Competitors for the Company's custom button business consist principally of four companies, all of which are similar in size. The Company maintains the strongest position in the military and commercial uniform market, while three of the Company's competitors dominate the fashion market.

 Backlog
   The backlog of firm orders in the Specialty Products segment totalled approximately $1.4 million at December 31, 1993, $2.5 million at December 31, 1992 and $2.5 million at December 31, 1991. The Company estimates that substantially all of the orders outstanding at December 31, 1993 will be delivered by December 31, 1994.

 (5)  Real Estate Held for Orderly Disposition.
   In late 1992, the Company initiated a plan for the orderly disposition of all of its remaining real estate assets and discontinued its real estate operations for financial reporting purposes. As a result, the Company's financial statements as reflected in its 1992 Form 10-K and subsequent Form 10-Q's accounted for the real estate business as a discontinued operation. In connection with the Company's recent refinancing effort, the staff of the SEC informed the Company that it disagreed with the Company's presentation of its Realty business as a discontinued operation because of, among other factors, the anticipated three to five year disposal period. Pursuant to these discussions, the Company returned the real estate operation to continuing operations and amended its 1992 Form 10-K and subsequent Form 10-Q's in November 1993. The reclassification does not alter the Company's commitment to exit the real estate business. It is the Company's intention to dispose of its remaining real estate assets in an orderly fashion.
   The Company's real estate portfolio consists primarily of undeveloped commercial, industrial and residential land located in the greater Phoenix, San Diego and San Antonio areas.

 (6) Other General information.
   Research and Development.  During the years ended December 31,
 1993, 1992 and 1991, the Company's consolidated expenditures for Company-sponsored research and development activities were approximately $3.1 million, $3.9 million and $4.2 million, respectively. For the same reporting periods, customer-sponsored research and development expenditures were $11.6 million, $2.4 million and $4.0 million, respectively.
   Environmental Protection. The Company does not anticipate that compliance with various laws and regulations relating to the protection of the environment will have any material effect upon its capital expenditures, earnings or competitive position. (Also see Item 3 "Legal Proceedings" and "Commitments and Contingencies" note to the consolidated financial statements, included in a separate section of this report).

   Employees. As of December 31, 1993, the Company employed 2,607 persons, approximately 12% of whom are represented by unions.
   Proprietary Rights.   Various of the Company's businesses are
 dependent in part upon unpatented know-how and technologies, including the solid propellent businesses. While various patents, trademarks and tradenames are held by the Company and are used in its businesses, none is critical to any segment, and the Company's business is not dependent upon them to a material extent.

 (d)  Financial Information about Foreign and Domestic Operations and
 Export Sales.
   Information required by this item is incorporated by reference to the Notes to Consolidated Financial Statements appearing under the heading "Segment Operations" on pages F-40 through F-46 of the Company's financial statements for the year ended December 31, 1993, included in a separate section of this report.

 (e)  Provisions of New Debt Agreements.
   On October 22, 1993 the Company completed a major debt refinancing program. The Company received gross proceeds of $70 million from the issuance of Senior Discount Debentures, due 2005, which were issued to yield 12.25%. In addition, Talley Manufacturing and Technology, Inc., ("Talley Manufacturing") a newly formed wholly owned subsidiary of the Company, which owns all of the Company's subsidiaries (except the subsidiaries holding the Company's real estate operations), issued $115 million of Senior Notes, due 2003, with an interest rate of 10.75%. Talley Manufacturing also completed a secured credit facility with two institutional lenders. The $185 million gross proceeds of the public offerings, plus the initial borrowings under the secured credit facility, after payment of underwriting and other fees and expenses associated with these financings, were used to repay substantially all of the Company's previously outstanding debt.
   The indentures for the Senior Notes and the Senior Discount Debentures and the loan agreement relating to the secured credit facility contain covenants requiring specified fixed charge coverage ratios, working capital levels, capital expenditure limits, net worth levels and certain other restrictions on dividends and other payments, incurrence of debt, etc. Substantially all of the receivables, inventory and property, plant and equipment of Talley Manufacturing and its subsidiaries are pledged as collateral in connection with the
 secured credit facility.   In  addition,  the subsidiaries of  Talley
 Manufacturing have guaranteed Talley Manufacturing's obligations under the Senior Notes and the secured credit facility and the Company has guaranteed the Senior Notes on a subordinated basis. The capital stock of Talley Manufacturing has been pledged by the Company to secure the Senior Discount Debentures.
   The Senior Notes mature on October 15, 2003 and Talley
 Manufacturing is required to make mandatory sinking fund payments of $11.5 million on October 15, in each of 2000, 2001 and 2002. Interest is payable semi-annually, commencing April 15, 1994. The Senior Discount Debentures mature on October 15, 2005. No interest on the Discount Debentures is payable until April 15, 1999, when interest will be payable semi-annually on April 15 and October 15 of each year. The secured credit facility consists of a five year revolving credit facility of up to $40 million and a five year $20 million term loan facility; however, upon the occurrence of certain specified events at any time following the third anniversary of the facility, the agent thereunder may elect to terminate the facility. The term facility requires monthly amortization payments based on a seven year amortization schedule.

 (f)  Executive Officers of the Registrant.
   Reference is hereby made to the information contained in Item 10(b) of this Form 10-K.

 Item 2.  Properties.
   The Company's operations are conducted at a number of manufacturing and assembly facilities of various sizes and a number of warehouse, office and sales facilities located in 18 states in the United States, as well as warehouse, office and sales facilities in Canada and the Netherlands. The principal facilities of the Government Products and Services segment include over 750,000 square feet of manufacturing and assembly facilities, as well as an additional 200,000 square feet of warehouse, office and sales facilities. The principal manufacturing and assembly facilities for this segment are located in Mesa, Arizona; Phoenix, Arizona; Rolling Meadows, Illinois; and Toledo, Ohio. The majority of these facilities are owned by the Company. The Company owns the plants and equipment at two of the Arizona facilities, and leases the underlying land from the State of Arizona under long-term leases of 10 years and 40 years. The Company's naval architectural and engineering services are provided out of several offices, with the major ones located in New York, New York; Arlington, Virginia; Newport News, Virginia; Ocean Springs, Mississippi; and Pascagoula, Mississippi, all of which are leased.
   Facilities used by the Industrial Products segment include over 800,000 square feet of manufacturing and assembly plants and related office, warehouse and sales space, located in Davidson, North Carolina; Carey, Ohio; Knoxville, Tennessee; Hartsville, South Carolina; and eight sales and warehouse facilities in New Brunswick, New Jersey; Hermitage, Pennsylvania; Chicago, Illinois; Houston, Texas; Charlotte, North Carolina; Toronto and Montreal, Canada, and the Netherlands. The operations of the Specialty Products segment are conducted in several facilities consisting of approximately 214,000 square feet of manufacturing and warehouse space in four locations: Waterbury, Connecticut; Randolph, Vermont; Biddeford, Maine; and Independence, Louisiana, together with 13,000 square feet of office space in Waterbury, Connecticut. All of these facilities are owned by the Company with the exception of eight Industrial Products segment sales and warehouse facilities and three Specialty Products segment warehouses which are leased.
   In total, approximately two-thirds of all the facilities (by square footage) are owned by the Company and have been pledged as collateral to secure the credit facility. The Company's facilities, which are continually added to or modernized, are generally considered to be in good condition and adequate for the business operations currently being conducted.

 Item 3.  Legal Proceedings.
   Information required by this item is incorporated by reference to the Notes to Consolidated Financial Statements appearing under the heading "Commitments and Contingencies" on page F-34 to F-36 of the Company's financial statements for the year ended December 31, 1993, included in a separate section of this report.

 Item 4.  Submission of Matters to a Vote of Security Holders.
   No matters were submitted to a vote of security holders during the quarter ended December 31, 1993.

                                 PART II


 Item 5.  Market for the Registrant's Common Equity and Related
 Stockholder Matters.

   The information required by this item is incorporated by reference to the material under the captions "Long-Term Debt" on pages F-24 through F-26, "Capital Stock" on pages F-27 through F-28 and "Stock Market Data" on pages F-52 through F-53 of the Company's financial statements for the year ended December 31, 1993, included in a separate section of this report.

 Item 6. Selected Financial Data.

   The information required by this item is incorporated by reference to the material under the captions "Summary of Operations," "Selected Financial Data" and "Stock Market Data" on pages F-47 and F-51 through F-53, respectively, of the Company's financial statements for the year ended December 31, 1993, included in a separate section of this report.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The information required by this item is incorporated by reference to the material on pages F-2 through F-11 of the Company's financial statements for the year ended December 31, 1993, included in a separate section of this report.

 Item 8.  Financial Statements and Supplementary Data.

   The Consolidated Financial Statements, together with the report thereon by Price Waterhouse, along with the material appearing under the caption "Quarterly Financial Results (Unaudited)" on page F-49 of the Company's financial statements for the year ended December 31, 1993, are included in a separate section of this report. (See "Index to Financial Statements and Schedules" on page F-1.)

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   The Company's Independent Accountants during the two most recent fiscal years have neither resigned, declined to stand for re-election nor been dismissed.

                                PART III



 Item 10.  Directors and Executive Officers of the Registrant.

 (a)  Directors.
   The information required by this item is incorporated by reference to the material appearing under the caption "VII - Election of Directors" of the Company's 1994 Proxy Statement.

 (b)  Executive Officers.
   The names and ages of all executive officers of the Registrant, as of March 8, 1994, the offices and all other positions with the Registrant presently held by them, the dates of their first election to those offices and their other positions and business experience during the past five years are listed on the following page.
   There are no family relationships between any of the executive officers of the Registrant. All officers of the Registrant are elected each year at the organizational meeting of the Board of Directors of the Registrant, held after the annual meeting of stockholders, to serve at the pleasure of the Board of Directors of the Registrant. There are no agreements or understandings between any officer of the Registrant and any person other than the Registrant pursuant to which he was selected as an officer of the Registrant. There have been no events under any bankruptcy or insolvency law, no criminal proceedings and no judgments, orders or injunctions relating to securities or commodities activities or business practices material to the evaluation of the ability or integrity of any officer of the Registrant during the past five years.


             E X E C U T I V E   O F F I C E R S   O F   T H E   R E G I S T R A N T





         Name            Age               Offices                           Business Experience
 William H. Mallender     58    Chairman of the Board (1983)     Chairman of the Board (1983) and Chief
                                and Chief Executive Officer      Executive Officer of Registrant (1981);
                                (1981), Chairman of the          President of the Registrant (1983-1981);
                                Executive Committee (1981)       Executive Vice President of Registrant
                                                                 (1981-1978); General Counsel of Registrant
                                                                 (1981-1971); Secretary of Registrant
                                                                 (1981-1973); Vice President of Registrant
                                                                 (1978-1971)


 Jack C. Crim             63    President (1983) and Chief       President of Registrant (1983); Chief
                                Operating Officer (1982)         Operating Officer of Registrant (1982);
                                                                 Executive Vice President of Registrant
                                                                 1983-1982; President, Townsend Division,
                                                                 Textron, Inc. (diversified manufacturer)
                                                                 (1982-1980); Group Vice President,
                                                                 Textron, Inc. (1980-1973)


 Mark S. Dickerson        42    Vice President (1993), General   Vice President (1993); Secretary and
                                Counsel and Secretary (1982)     General Counsel of Registrant (1982);
                                                                 Assistant Counsel of Registrant (1982-1978)


 Kenneth May              52    Vice President (1993) and        Vice President (1993); Controller of
                                Controller (1982)                Registrant (1982); Assistant Controller
                                                                 of Registrant (1981); Director of Planning
                                                                 and Business Analysis for Registrant
                                                                 (1981-1978)


 Daniel R. Mullen         52    Vice President (1993) and        Vice President (1993); Treasurer of
                                Treasurer (1982)                 Registrant (1982); Vice President of
                                                                 Finance, Southwest Pipe and Supply Company
                                                                 (pump manufacturer) (1982); Treasurer and
                                                                 Chief Financial Officer, AMERCO
                                                                 (equipment rental) (1982-1970)


  (c)  Compliance with Section 16(a) of the Exchange Act.

   The information required by this item is incorporated by reference to the material appearing under the caption "XII - Compliance With
 Section 16(a) of the Exchange Act" of the Company's 1994 Proxy
 Statement.

 Item 11.  Executive Compensation.
   The information required by this item is incorporated by reference to the material appearing under the captions "IX - Executive
 Compensation" and "IV - The Board of Directors and its Committees" of the Company's 1994 Proxy Statement.

 Item 12.  Security Ownership of Certain Beneficial Owners and
 Management.
   The information required by this item is incorporated by reference to the material appearing under the captions "VI - Security Ownership of Certain Beneficial Owners" and "VIII - Security Ownership of Management of the Company" of the Company's 1994 Proxy Statement.

 Item 13.  Certain Relationships and Related Transactions.
   The information required by this item is incorporated by reference to the material appearing under the caption "V - Other Relationships and Certain Transactions" of the Company's 1994 Proxy Statement. Also, reference is made to 10-K Schedule II, "Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees Other Than Related Parties" on page F-56 of this filing, and Notes to Consolidated Financial Statements under the caption "Related Parties Transaction" on page F-39 of the Company's financial statements for the year ended December 31, 1993, included in a separate section of this report.

                                 PART IV



 Item 14. Exhibits, Financial Statement Schedules and Reports on Form
 8-K.

        (a)-1  Financial Statements

         A list of the financial statements included herein is set forth in the Index to Financial Statements and Schedules submitted as a separate section of this Report.


        (a)-2  Financial Statement Schedules

         A list of the financial statement schedules included herein is contained in the accompanying Index to Financial Statements and Schedules submitted as a separate section of this Report.

        (a)-3  Exhibits

         Exhibits listed in the Exhibit Index on the pages preceding the exhibits of this report are filed as a part of this report.

        (b)    Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ended December 31, 1993.

                               SIGNATURES



            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TALLEY INDUSTRIES, INC.



                                       By Mark S. Dickerson
 March 22, 1994                           Mark S. Dickerson
 Phoenix, Arizona                         Vice President,
                                          General Counsel and Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 William H. Mallender           Director, Chairman
 William H. Mallender             of the Board
                                Principal Executive
                                  Officer                 March 22, 1994



 Jack C. Crim                   Director, President
 Jack C. Crim                   Chief Operating
                                  Officer                 March 22, 1994



 Kenneth May                    Vice President,
 Kenneth May                    Controller
                                Principal Accounting
                                  Officer                 March 22, 1994



 Daniel R. Mullen               Vice President,
 Daniel R. Mullen               Treasurer
                                Principal Financial
                                  Officer                 March 22, 1994

 Neil W. Benson                   Director                March 22, 1994
 Neil W. Benson




                                  Director
 Paul L. Foster




 Townsend W. Hoopes               Director                March 22, 1994
 Townsend W. Hoopes




 Fred Israel                      Director                March 22, 1994
 Fred Israel




 John D. MacNaughton, Jr.         Director                March 22, 1994
 John D. MacNaughton, Jr.




 Emiel T. Nielsen, Jr.            Director                March 22, 1994
 Emiel T. Nielsen, Jr.




 Joseph A. Orlando                Director                March 22, 1994
 Joseph A. Orlando




 John W. Stodder                  Director                March 22, 1994
 John W. Stodder




 Donald J. Ulrich                Director                 March 22, 1994
 Donald J. Ulrich




 David Victor                    Director                 March 22, 1994
 David Victor

 Alex Stamatakis                 Director                 March 22, 1994
 Alex Stamatakis

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


 The following documents are filed as part of this report:
                                                             Page in
                                                             This Report
   (1)  Financial Statements:

        Management's Discussion and Analysis
          of Financial Condition and Results of Operations......F-2
        Consolidated Statement of Operations  - Years ended
          December 31, 1993, 1992 and 1991......................F-12
        Consolidated Balance Sheet - December 31, 1993
          and 1992..............................................F-13
        Consolidated Statement of Changes in Stockholders'
         Equity - Years ended December 31, 1993,
         1992 and 1991..........................................F-15
        Consolidated Statement of Cash Flows - Years
          ended December 31, 1993, 1992 and 1991................F-16
        Notes to Consolidated Financial Statements,
          including Summary of Segment Operations...............F-17
        Summary of Operations...................................F-47
        Report of Independent Accountants.......................F-48
        Quarterly Financial Results.............................F-49
        Selected Financial Data and Supplemental Data...........F-51
        Stock Market Data.......................................F-52

        Financial Statement Schedules:

          II - Amounts Receivable from Related Parties
               and Underwriters, Promoters and Employees
               Other than Related Parties.......................F-56

         III - Condensed Financial Information of
               Registrant.......................................F-57

        VIII - Valuation and Qualifying Accounts and
               Reserves.........................................F-63

          IX - Short-Term Borrowings............................F-64

          XI - Real Estate and Accumulated Depreciation.........F-65

         XII - Mortgage Loans on Real Estate....................F-67

      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
     Separate financial statements for 50% or less owned companies accounted for by the equity method have been omitted because each such company does not constitute a significant subsidiary.

  Introduction

   On October 22, 1993 the Company completed the refinancing of substantially all of its debt. Talley Industries, Inc. issued Senior Discount Debentures with gross proceeds of $70 million. Talley Manufacturing and Technology, Inc., a newly formed wholly owned subsidiary of the Company, which owns all of the Company's subsidiaries (except for the subsidiaries holding the Company's real estate operations) issued $115 million in Senior Notes and obtained a secured credit facility. The $185 million proceeds from the public offerings, plus initial borrowings under the secured credit facility, were used to repay substantially all of the Company's outstanding non-real estate related debt. As part of the program to reduce outstanding debt, in July 1993 the Company also sold its precision potentiometer business.
   Results of operations improved significantly over 1992 as the Company benefited from efforts to restructure the Company's operations and control costs. The expanding demand for automotive airbags has increased the Company's airbag royalties, which has been another major factor in the improved results. For the year ended December 31, 1993 the Company had a net loss of $6.5 million, an improvement over the loss of $14.6 million in 1992, a year that included an $11.9 million charge to earnings resulting from an adjustment in the value of foreclosed real estate assets, offset in part by a $3.5 million reversal of an income tax accrual. Interest expense decreased by $5.9 million due primarily to a significant paydown of debt in November 1992.
   Revenues in 1993 were $324.2 million, compared to $320.7 million in 1992. Improvement in revenues from the Company's steel operations of $13.7 million were offset by decreases in certain defense contract revenues. The reduction in defense contract revenue is primarily associated with a scheduled pricing reduction under the extended range munitions program, following the recovery of the Company's investment in a new production facility associated with this program. Revenue also decreased as a result of the July 1993 sale of the Company's precision potentiometer business and the May 1992 sale of the specialty advertising business.
   In late 1992 the Company also initiated a plan for the orderly disposition of all its remaining real estate assets. In 1993 sales of real estate were $6.1 million compared to 1992 sales of $1.2 million.

   The gross profit percentage on sales and services from continuing operations decreased in 1993 from 25.2% in 1992 to 23.1%, a level more consistent with historical results.
   Revenue for the year ended December 31, 1992 decreased $16.2 million when compared to 1991. The net loss of $14.6 million in 1992 compares to a net loss of $43.2 million in the prior year, a year that included a $5.0 million restructuring charge and a $21.0 million provision for reserves on realty assets. The gross profit percentage from continuing operations increased from 23.0% in 1991 to 25.2% in 1992. The 1992 percentage is above historical levels due to the mix of contracts and product line sales.

Government Products and Services

   Revenue from the Government Products and Services segment in 1993 decreased $12.8 million or 7.0% compared with 1992. Operating income decreased $1.7 million or 6.7%. The decrease in revenue and operating income resulted primarily from a scheduled pricing reduction under the extended range munitions program, following the recovery of the Company's investment in a new production facility. While pricing declined, unit sales of extended range munitions were slightly higher than the comparable period in 1992. Revenues from naval engineering services have improved due to increases in design requirements for three U.S. Naval projects. U.S. Defense spending is projected to decline over the next several years as part of the current Administration's pledge to refocus national spending and reduce the federal budget deficit. However, management believes that its defense businesses are relatively well-positioned within their respective markets and are focused on products consistent with the current military philosophy, which emphasizes "smart", tactical weapons and lighter, more mobile fighting forces. In addition, management believes that the diversity of the Company's programs and significant sales of replacement products should reduce the impact of cutbacks in, or the elimination of, any individual program or system.
   Revenue and operating income for the year ended December 31, 1992 increased by $14.2 million and $2.2 million, respectively, when compared to 1991. The increase is associated with increased production and sales of extended range munitions and rocket motors.

Airbag Royalties

   Revenue from airbag royalties increased from $5.6 million in
1992 to $9.6  million  in  1993.   The  improvement  was  due to an
increase in airbags manufactured and sold. The timing and amount of increases in the airbag royalty stream are dependent on several factors, such as the number of vehicles manufactured or sold in the United States, the timing of U.S. car makers' compliance with legislative mandates and the market shares of the licensee (both foreign and domestic), which are beyond the control of the Company. Discontinuance of such royalty payments for any reason would have an adverse impact on the Company's future earnings. (See also Commitments and Contingencies note to the consolidated financial statements.)
   Royalty income from automotive airbags increased from $3.2 million in 1991 to $5.6 million in 1992.

Industrial Products

   The Industrial Products segment had increased revenue of $12.3 million, or 12.9%, and increased operating income of $2.5 million in 1993 when compared to 1992. The increase in revenue is primarily related to the improved demand for stainless steel bars and rods. Operating results increased due to sales increases and cost reduction and streamlining efforts at the Company's steel and ceramic insulator operations.
   In 1992, revenue decreased $22.6 million and operating income decreased $.9 million, respectively, when compared to 1991, due to softness in many of the markets served by the industrial segment.

Specialty Products

   The Specialty Products segment had decreases in revenue and operating income in 1993 when compared to 1992 of $4.9 million and $.1 million, respectively. The decrease in earnings was primarily due to the May 1992 disposition of the specialty advertising business. The specialty advertising business had sales of $4.5 million prior to the May 1992 disposition, compared to sales of $13.6 million for the year ended December 31, 1991.
   Revenue and operating income in 1992 decreased $5.3 million and $.3 million, respectively, over 1991, as a result of the disposition of the specialty advertising business.

Realty

   As noted above, the Company initiated a plan for the orderly disposition of all its remaining real estate assets. In connection with this plan and as the result of an improved real estate market, sales in the Realty segment increased to $6.1 million in 1993 from $1.2 million in 1992. The 1993 operating loss of $4.4 million is an improvement compared with the operating loss of $16.4 million in 1992. Results in 1992 included a $1.4 million pretax charge in the third quarter representing the book value in excess of the fair value of real estate assets transferred to creditors to settle debt associated with such assets and a charge to earnings of $11.9 million to adjust the carrying amount of foreclosed assets held for sale. An extraordinary gain of $1.4 million was also recognized in 1992, which represents the excess of the carrying amount of the debt over the fair value of the properties transferred to creditors.
   The valuation of one of the Company's major real estate assets (a fully consolidated joint venture, in which the Company's interest was $29.2 million on December 31, 1993) is premised upon the future sale of the property following the completion of planned improvements. While the venture will continue to try to sell this property in its current condition, the Company believes that a sale is not likely unless the joint venture is able to obtain additional financing to perfect and maintain the development entitlements and to construct the necessary infrastructure and other improvements to obtain salable development tracts and lots. If the Company is unable to sell the property in its current condition and is also unable to obtain development financing, the Company could incur a loss of substantially all of its investment in the project. Outstanding senior mortgage debt and related accrued interest of approximately $18.5 million matures in 1994. Although there can be no assurance that the joint venture will be able to restructure the notes to extend their maturities, the notes have been successfully restructured in the past and the Company believes they can be successfully restructured again. It may prove advantageous for the joint venture to consummate its debt restructuring through bankruptcy proceedings, particularly if a significant portion of the debt is converted into equity participation.
   Real estate sales were $6.0 million in 1991 and the operating loss was $26.9 million. The loss included a $21.0 million pretax, non-cash charge to adjust property values to reflect foreclosures and net realizable value assessments.

   The estimated net realizable value for each Realty property
equals or exceeds its book value.   It is currently the Company's
intention to dispose of these properties in an orderly process over time. Accordingly, the lower of historical cost or estimated net realizable value is the appropriate carrying value for properties under generally accepted accounting principles. If, however, the Company were to change its intention and any of these properties were sold in bulk at the market values, the Company could incur a
material loss.   Additionally,  if  market  conditions  deteriorate
further or continue to remain depressed for an extended period of time (and as a result the sales do not occur as estimated in the net realizable value analyses), the Company may incur material losses.

Other Matters

   In 1993, other income, net of other expenses was $(3.0)
million, which compares to $(2.7) million in 1992 and $(1.7) million in 1991. The Company had expenses in connection with holding and developing real estate properties combined with losses from realty joint ventures totalling $4.0 million in 1993, $4.2 million in 1992 and $4.1 million in 1991. Interest income, which is one of the major other components of other income, and is related to the balance in notes receivable and short-term investments, was $.6 million in 1993, $2.7 million in 1992 and $3.0 million in 1991.
   The effective tax rate on the loss from operations for 1993 is lower than the United States statutory rate due to an unrecognized federal tax carryforward benefit, offset by higher state income taxes, resulting from losses in states where no benefits will be realized due to regulations on carryback and carryforward provisions for such losses. The income tax benefit in 1992 on marginal pretax earnings is the result of a reversal of an accrual for taxes previously accrued due to a favorable tax ruling.
   Substantially all operations of the Company are located within the United States. The Company operates a steel distribution system in Canada which had sales in 1993 of $11.6 million or 3.6% of consolidated revenue and nominal earnings before income taxes of $3,000.

   Foreign exchange gains and losses for each of the last three years have not been material. The general lack of inflationary pressures in areas where the Company and its subsidiaries operate also limited the impact of changing prices on the Company's sales and income from operations for the three years ended December 31, 1993.
   During the first quarter of 1993 the Company adopted the Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company is amortizing an unrecognized transition obligation of approximately $2.0 million over 20 years for the single subsidiary affected by the new pronouncement. For the year ended December 31, 1993 the amortization of the unrecognized transition obligation was approximately $188,000. Current service costs and interest costs for the year were $16,000 and $96,000, respectively. Other pronouncements issued by the Financial Accounting Standards Board with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.
   As more fully explained in the Commitments and Contingencies note to the Consolidated Financial Statements, litigation between the Company and TRW, the buyer of the Company's airbag business and licensee of the Company's patented and unpatented technology related thereto, has been pending since 1989. In mid-February 1994 TRW filed a new declaratory judgment action asserting claims already made in the existing action and further claiming the Company, through the actions of a subsidiary, breached a non-compete provision of the Asset Purchase Agreement by rendering services to competitors of TRW, and requesting among other things a court order that a contemporaneous notice and payment that TRW sent to the Company are valid, entitling it to terminate the airbag royalty and obtain a paid up license for the Company's airbag technology. The Company intends to resist the claims in all the TRW litigation vigorously, and believes that it has valid defenses against each and that no such claim gives TRW any right to terminate or reduce the airbag royalty payment obligation.
   A subsidiary of the Company has been named as a potentially responsible party by the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response Compensation and

Liability Act in connection with the remediation of the Beacon Heights Landfill in Beacon Falls, Connecticut and has been identified as a potentially responsible party by another company in connection with the Laurel Park Landfill in Naugatuck, Connecticut. Management's review indicates that the Company sent ordinary rubbish and off-specification plastic parts to these landfills and did not send any hazardous wastes to either site.
   With respect to the Beacon Heights Landfill, a coalition of potentially responsible parties has entered into a consent decree with the EPA to remediate the site. This coalition has in turn brought an action against other potentially responsible parties, including a subsidiary of the Company, to contribute to the cleanup costs. The court hearing this case recently entered an order granting a motion for summary judgment in the Company's favor, which order the Beacon Heights Coalition has indicated it intends to appeal. The Laurel Park Landfill remediation program has not advanced as far as the program at Beacon Heights. A coalition of potentially responsible parties, not including the subsidiary of the Company, has entered into a consent decree and is undertaking remediation of the site. The Laurel Park Coalition has thus far been unsuccessful in its attempts to name the subsidiary in an action for contribution to the remediation costs. Based upon management's review and the status of these proceedings, management believes that these claims will not result in a material adverse impact on the results of operations or the financial position of the Company.
   In March 1992, a trucking company spilled approximately 500 gallons of solvent on the ground at a facility in Athens, Georgia, formerly operated by a subsidiary of the Company. The current owner of the site initiated emergency response action, ultimately including excavation and off-site disposal of contaminated soil. The current owner has brought an action against the trucking company, seeking reimbursement for emergency response costs and related damages from the spill. In March 1993 the trucking company brought the Company into the litigation pending in United States District Court for the Middle District of Georgia, claiming that an unspecified portion of the remediation costs claimed by the current owner was due to pre-existing soil and groundwater contamination.

The Company has denied any liability to the trucking company and is separately conducting an investigation of the alleged contamination in cooperation with the current owner of the site. The Company has determined from this investigation that it may face some liability with respect to pre-existing contamination of the site. Based upon remediation estimates received, management believes that any reasonably anticipated losses from the alleged contamination will not result in a material adverse impact on the results of operations or the financial position of the Company.

Liquidity and Capital Resources

   In November 1992, Talley completed a restructuring of substantially all of its existing senior and senior subordinated debt. The restructuring was required following certain covenant defaults resulting from the write-downs in the Company's real estate portfolio between 1989 and 1992. The terms of the restructuring included a principal payment of $40.2 million at the closing. Because over $100 million of the restructured debt was scheduled to mature during 1994 (including approximately $13 million as of June 30, 1994), Talley, in October 1993, completed a major refinancing program. This refinancing program included an offering of $185 million of debt securities, consisting of $70 million gross proceeds of Senior Discount Debentures due 2005, issued by the Company to yield 12.25% and $115 million of Senior Notes due 2003, with an interest rate of 10.75% issued by Talley Manufacturing. In connection with this refinancing, Talley Manufacturing obtained a secured credit facility with institutional lenders. If one of the lenders shall not have sold at least $20 million of its percentage interest in the maximum amount of the facility within 120 days after the closing of the facility, the maximum will be reduced by $10 million. At December 31, 1993 availability under the facility, based primarily on inventory and receivable levels, was $57.1 million, of which $46.7 million was borrowed.
   The proceeds from the offering and the initial borrowings under the secured credit facility were used to repay substantially all of the Company's previously outstanding non-real estate related debt.

The Company anticipates that the new capital structure will support the long-term growth of Talley's core businesses and permit the implementation of its strategy to use proceeds received from the increasing airbag royalties and from the orderly sale of the assets of its real estate operations to reduce its total indebtedness.
   As a holding company with no significant operating or income-producing assets beyond its stock interest in Talley Manufacturing and the subsidiaries holding its real estate operations, Talley will be dependent primarily upon distributions from those subsidiaries in order to meet its debt service and other obligations. Talley will be entitled to receive certain distributions from Talley Manufacturing (absent certain defaults under Talley Manufacturing indebtedness) for a period of five years, to be used to fund certain carrying and other costs associated with the orderly disposition of Talley's real estate assets. Additional funding is also available for real estate costs from the anticipated redemption of preferred stock of Talley Manufacturing purchased for an agreed upon amount by Talley in connection with the recent refinancing and from a portion of the net cash proceeds from the sale of real estate assets. Talley will be required to use certain funds received from Talley Manufacturing and certain funds from real estate sales to make offers to redeem certain indebtedness of Talley. Because the cash available to Talley is required to be used for these specific purposes, and because certain debt covenants limit Talley's ability to incur additional indebtedness, Talley will be dependent upon the payment of dividends from Talley Manufacturing (which payments will generally be limited by debt covenants of Talley Manufacturing) and to future sales of equity securities as its primary sources of discretionary liquidity. To the extent such sources do not provide adequate funds, Talley may be unable to fund expected costs and improvements associated with its real estate holdings or to make cash interest payments on its outstanding indebtedness when required. Nevertheless, and particularly in light of the absence of requirements for Talley to make cash payments of interest on certain outstanding indebtedness until April 15, 1999, the Company believes that Talley will have funds available in sufficient amounts, and at the required times, to permit Talley to meet its obligations.

   At December 31, 1993, the Company had $12.2 million in cash and cash equivalents and $63.8 million in working capital. During 1993 the Company generated $3.8 million of cash flow from operating activities. This amount reflects an increase in accounts receivable of $8.6 million, a decrease in inventories of $1.2 million, an increase in accounts payable and accrued expenses totalling $9.4 million and an increase in other assets of $10.8 million. The increase in other assets is primarily deferred debt costs related to the Company's October 1993 refinancing efforts. The Company used $.5 million of cash for investing activities during the year, the result of the $2.8 million received from the sale of the precision potentiometer business, a $2.1 million reduction in long-term receivables and $.3 million proceeds from sale of property and equipment, offset by $5.3 million in capital expenditures and a $.4 million increase in long-term receivables. Proceeds from the Company's fourth quarter new financing of approximately $233 million were used to repay substantially all of the Company's outstanding debt. Borrowings and pay downs under revolving credit facilities, of approximately equal amounts, are also included in financing activities.
   The Company has not made any dividend payments on its preferred and common stock since the first quarter of 1991, and the ability to pay dividends in the future is limited by the provisions of the Company's debt agreements. Dividends in arrears on preferred shares totaled $6.0 million at December 31, 1993.

                                     TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statement of Operations

Years Ended December 31,                          1993           1992            1991
Sales                                     $250,062,000   $261,128,000    $279,867,000
Services                                    63,270,000     52,976,000      52,713,000
Royalties                                   10,868,000      6,614,000       4,313,000
                                           324,200,000    320,718,000     336,893,000

Cost of sales                              185,900,000    187,976,000     208,923,000
Cost of services                            54,927,000     46,980,000      47,048,000
Selling, general and
  administrative expenses                   57,877,000     58,669,000      60,780,000
Adjustment in value of foreclosed
  realty assets                                      -     11,908,000               -
Provision for reserve on realty
  assets                                             -              -      21,000,000
Restructuring costs                                  -              -       5,000,000
                                           298,704,000    305,533,000     342,751,000

Earnings (loss) from operations             25,496,000     15,185,000      (5,858,000)

Other income (expense), net                 (2,978,000)    (2,706,000)     (1,682,000)
                                            22,518,000     12,479,000      (7,540,000)

Interest expense                            25,744,000     31,630,000      35,788,000
Interest capitalized                                 -              -        (269,000)
                                            25,744,000     31,630,000      35,519,000

Loss from continuing operations
  before income taxes and
  extraordinary gains (loss)                (3,226,000)   (19,151,000)    (43,059,000)

Income tax provision (benefit)               2,768,000     (1,947,000)        925,000

Loss from continuing operations
  before extraordinary gains (loss)         (5,994,000)   (17,204,000)    (43,984,000)
Earnings from discontinued
  operations, net of income taxes                    -              -         825,000
Extraordinary gains (loss), net of
 income taxes                                 (504,000)     2,637,000               -

Net loss                                  $ (6,498,000)  $(14,567,000)   $(43,159,000)

Loss applicable to common shares
  (after deduction of preferred
  stock dividends)                        $ (8,665,000)  $(16,735,000)   $(45,331,000)

Earnings (loss) per share of common
  stock and common stock equivalents:
    Continuing operations before
      extraordinary gains (loss)          $       (.85)  $      (2.11)   $      (5.24)
    Discontinued operations                          -              -             .09
    Extraordinary gains (loss)                    (.05)           .29               -

Net loss                                  $       (.90)  $      (1.82)   $      (5.15)

Weighted average shares outstanding          9,676,000      9,189,000       8,795,000


The accompanying notes are an integral part of the financial statements.


                         TALLEY INDUSTRIES, INC. AND SUBSIDIARIES




Consolidated Balance Sheet


December 31,                                  1993           1992

ASSETS

Cash and cash equivalents             $ 12,194,000   $ 10,168,000

Accounts receivable, net of
  allowance for doubtful accounts
  of $1,091,000 in 1993 and
  $867,000 in 1992                      60,579,000     48,952,000

Inventories                             64,808,000     67,400,000

Deferred income taxes                      900,000      1,446,000

Prepaid expenses                         9,664,000      7,786,000

  Total current assets                 148,145,000    135,752,000


Realty assets                          117,869,000    108,733,000

Long-term receivables, net               9,900,000     16,858,000

Property, plant and equipment,
 at cost, net of accumulated
 depreciation of $82,300,000
 in 1993 and $77,426,000 in 1992        49,937,000     53,563,000

Intangibles, at cost, net of
  accumulated amortization of
  $13,883,000 in 1993 and
  $12,619,000 in 1992                   44,928,000     47,081,000

Deferred charges and other assets       11,659,000      1,835,000


  Total assets                        $382,438,000   $363,822,000

                       TALLEY INDUSTRIES, INC. AND SUBSIDIARIES




December 31,                                   1993         1992

LIABILITIES AND STOCKHOLDERS' EQUITY

Current maturities of long-term debt  $  2,176,000  $ 10,857,000
Current maturities of realty debt       16,795,000    13,211,000
Accounts payable                        23,621,000    19,406,000
Accrued expenses                        41,775,000    32,390,000
  Total current liabilities             84,367,000    75,864,000


Long-term debt                         231,669,000   217,304,000
Long-term realty debt                   11,446,000    12,452,000
Deferred income taxes                   12,320,000    11,086,000
Other liabilities                        6,094,000     6,335,000
Commitments and contingencies                    -             -

Stockholders' equity:
  Preferred stock, $1 par value,
    authorized 5,000,000;
    shares issued:
      71,000 shares of Series A
      (71,000 in 1992) ($1,775,000
      involuntary liquidation
      preference)                           71,000        71,000
      1,548,000 shares of Series B
      (1,548,000 in 1992)
      ($30,960,000 involuntary
      liquidation preference)            1,548,000     1,548,000
      120,000 shares of Series D
      (120,000 in 1992) ($18,000,000
      involuntary liquidation
      preference)                          120,000       120,000
  Common stock, $1 par value,
    authorized 20,000,000;
    shares issued:
      10,047,000 shares (9,519,000
      in 1992)                          10,047,000     9,519,000
  Capital in excess of par value        86,026,000    83,537,000
  Foreign currency translation
    adjustments                           (370,000)      (83,000)
  Accumulated deficit                  (60,429,000)  (53,931,000)
                                        37,013,000    40,781,000
  Less 33,000 shares of Common stock
    in treasury, at cost                  (471,000)            -
  Total stockholders' equity            36,542,000    40,781,000

  Total liabilities and stockholders'
    equity                            $382,438,000  $363,822,000


The accompanying notes are an integral part of the financial statements.


                                                            TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity


                                                                                           Capital in                  Retained
                                           Preferred Stock                    Common       Excess of     Treasury      Earnings
                               Series A        Series B          Series D      Stock       Par Value       Stock       (Deficit)
Balance at December 31, 1990   $ 75,000       $1,549,000         $120,000   $ 8,794,000   $81,404,000    $   -0-     $  4,779,000
  Net loss                                                                                                            (43,159,000)
  Cash dividends:
    Series A Preferred -
      $.275 per share                                                                                                     (21,000)
    Series B Preferred -
      $.25 per share                                                                                                     (387,000)
    Series D Preferred -
      $1.125 per share                                                                                                   (135,000)
    Common - $.05 per share                                                                                              (440,000)
  Conversions to common stock:
    Series B Preferred -
      1,000 shares                                (1,000)                         1,000
  Decrease in guaranteed debt
    of ESOP                                                                                   333,000
  Other                                                                                                                    (1,000)

Balance at December 31, 1991     75,000        1,548,000          120,000     8,795,000    81,737,000        -0-      (39,364,000)
  Net loss                                                                                                            (14,567,000)
  Conversions to common stock:
    Series A Preferred -
      4,000 shares               (4,000)                                          3,000
  Decrease in guaranteed debt
    of ESOP                                                                                   334,000
  Debt exchanged for common
    stock                                                                       721,000     1,466,000

Balance at December 31, 1992     71,000        1,548,000          120,000     9,519,000    83,537,000        -0-      (53,931,000)
  Net loss                                                                                                             (6,498,000)
  Stock grants                                                                  141,000       403,000
  Stock issued                                                                  387,000     1,308,000
  Treasury stock acquired                                                                                 (528,000)
  Treasury stock issued                                                                                     57,000
  Decrease in guaranteed debt
    of ESOP                                                                                   778,000


Balance at December 31, 1993   $ 71,000       $1,548,000         $120,000   $10,047,000   $86,026,000    $(471,000)  $(60,429,000)


The accompanying notes are an integral part of the financial statements.

                                          TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
Years Ended December 31,                              1993            1992            1991
Cash and cash equivalents at beginning
  of year                                     $ 10,168,000    $ 47,031,000    $ 12,038,000
Cash flows from operating activities:
  Loss from continuing operations               (6,498,000)    (14,567,000)    (43,984,000)
  Adjustments to reconcile net income to
     cash flows from operating activities:
      Adjustment in value of foreclosed
        realty assets                                    -      11,908,000               -
      Extraordinary items                          504,000      (2,637,000)              -
      Provision for reserve on
        realty assets                                    -               -      21,000,000
      Change in deferred income taxes            1,780,000      (3,536,000)     13,931,000
      Depreciation and amortization             10,085,000      10,598,000      11,235,000
      Loss (gain) on sale of property
        and equipment                             (191,000)        190,000        (170,000)
      Loss due to transfer of
        realty assets                            1,166,000       1,433,000               -
      Loss on termination of interest
        rate swap agreement                     (1,670,000)              -               -
      Restructuring costs                                -               -       5,000,000
      Other                                      5,279,000       2,233,000       3,779,000
  Changes in assets and liabilities,
    net of effects of divestitures:
      (Increase) decrease in
        accounts receivable                     (8,584,000)     15,714,000       2,682,000
      Decrease in inventories                    1,176,000       6,921,000      13,168,000
      Increase in prepaid expenses              (1,899,000)     (1,379,000)     (2,038,000)
      Decrease in realty assets                  5,317,000       1,005,000       4,552,000
      Increase (decrease) in
        accounts payable                         3,915,000         130,000      (6,180,000)
      Increase (decrease) in
        accrued expenses                         5,498,000      (7,288,000)     (6,777,000)
      Increase (decrease) in
        other liabilities                       (1,056,000)     (1,426,000)         71,000
      Increase in other assets                 (10,772,000)       (663,000)     (2,872,000)
      Other, net                                  (201,000)              -         691,000
          Cash flows from operating
            activities                           3,849,000      18,636,000      14,088,000
Cash flows from investing activities:
      Proceeds from sale of savings bank                 -               -      41,603,000
      Proceeds from sale of subsidiary           2,756,000       7,691,000               -
      Purchases of property and equipment       (5,347,000)     (4,592,000)     (6,575,000)
      Reduction of long-term receivables         2,140,000       1,600,000       1,374,000
      New long-term receivables                   (388,000)       (937,000)     (1,362,000)
      Proceeds from sale of property
        and equipment                              291,000         257,000         364,000
          Cash flows from investing
            activities                            (548,000)      4,019,000      35,404,000
Cash flows from financing activities:
      Decrease in notes payable                          -        (361,000)       (526,000)
      Repayment of long-term debt             (390,660,000)   (146,094,000)   (104,514,000)
      Repayment of realty debt                  (5,543,000)     (4,015,000)     (5,117,000)
      Dividends paid                                     -               -      (2,605,000)
      Proceeds from new long-term debt         394,928,000      90,952,000      98,263,000
          Cash flows from financing
            activities                          (1,275,000)    (59,518,000)    (14,499,000)
Net increase (decrease) in cash and cash
  equivalents                                    2,026,000     (36,863,000)     34,993,000
Total cash and cash equivalents at end
  of year                                     $ 12,194,000    $ 10,168,000    $ 47,031,000


The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements


Significant Accounting Policies

Principles of Consolidation:

   The consolidated financial statements include the accounts of the Company and its majority-owned domestic and foreign subsidiaries. Real estate joint ventures that are majority-owned and under the control of the Company are also included in the consolidated accounts of the Company. All unconsolidated companies are reflected in the financial statements on the equity basis. All material intercompany transactions have been eliminated.

Cash and Cash Equivalents:

   The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents, which consist primarily of commercial paper and money market funds, are stated at cost plus accrued interest, which approximates market.

Inventories:

   Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method for substantially all commercial inventories. Costs accumulated under government contracts are stated at actual cost, net of progress payments, not in excess of estimated realizable value.

Realty Assets:

   Realty assets consist of those parcels and developments which are expected to be sold within the operating cycle of the Realty segment. Historically, the operating cycle of the Realty segment has been three to five years. Realty assets are stated at the lower of historical cost or estimated net realizable value and include land held for sale together with related development and carrying costs (interest and property taxes during development), and equity investments in realty joint ventures. For financial reporting purposes, realty assets must be carried at the lower of historical cost or estimated net realizable value. Net realizable value differs from market value in that, among other things, market value is based on the price obtainable in a bulk cash sale at the present time, considers a potential purchaser's requirement for future profit and discounts the timing of expected cash receipts at a market rate of interest, whereas net realizable value is the price obtainable in the future for individual properties as improved, net of disposal costs, without provision for future profit and without discounting future cash receipts to present value.
   The estimated net realizable value for each property equals or exceeds its book value. It is currently the Company's intention to dispose of these properties in an orderly process over time. Accordingly, the lower of historical cost or estimated net realizable value is the appropriate carrying value for properties under generally accepted accounting principles. If, however, the Company were to change its intention and any of these properties were sold in bulk at the market values, the Company could incur a material loss. Additionally, if market conditions deteriorate further or continue to remain depressed for an extended period of time (and as a result the sales do not occur as estimated in the net realizable value analyses), the Company may incur material losses.
   In the fourth quarter of 1992, pursuant to the issuance of Statement of Position (SOP) - No. 92-3 "Accounting For Foreclosed Assets," issued by the American Institute of Certified Public Accountants, the Company changed its accounting for foreclosed assets and adjusted the carrying amount of foreclosed realty assets to reflect the fair value less the estimated costs to sell the assets.

Revenue Recognition:

   Sales are generally recorded by the Company when products are shipped or services performed. Sales under government contracts are recorded when the units are shipped and accepted by the government or as costs are incurred on the percentage-of-completion method. Applicable earnings are recorded pro rata based upon total estimated earnings at completion of the contracts. Anticipated future losses on contracts are charged to income when identified. Airbag royalties are recognized on an accrual basis, based on production of airbag units by the licensee and production and sales of automobiles for airbag units not produced by the licensee.

Property and Depreciation:

   Property, plant and equipment are recorded at cost and include expenditures which substantially extend their useful lives. Expenditures for maintenance and repairs are charged to earnings as incurred. With the exception of items being depreciated under composite lives, profit or loss on items retired or otherwise disposed of is reflected in earnings. When items being depreciated under composite lives are retired or otherwise disposed of, accumulated depreciation is charged with the asset cost and credited with any proceeds with no effect on earnings; however, abnormal dispositions of these assets are reflected in earnings.
   Depreciation of plant and equipment, other than buildings and improvements on leased land, is computed primarily by the straight-line method over the estimated useful lives of the assets.
   Depreciation of buildings on leased land and amortization of leasehold improvements and equipment are computed on the straight-line method over the shorter of the terms of the related leases or the estimated useful lives of the buildings or improvements.

Income Taxes:

   The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes," retroactive to January 1, 1992. This pronouncement requires a Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. United States income taxes are provided on the portion of earnings remitted or expected to be remitted from foreign subsidiaries.
   Prior to 1992, the provision for income taxes was based on income and expenses included in the accompanying consolidated statements of operations. Differences between taxes so computed and taxes payable under applicable statutes and regulations were classified as deferred taxes arising from timing differences.

Earnings Per Share:

   Net earnings per share of Common stock and Common stock equivalents has been computed on the basis of the average number of Common shares outstanding during each year. The average number of shares has been adjusted for assumed exercise at the beginning of the year (or date of grant, if later) for any dilutive stock options, with funds obtained thereby used to purchase shares of the Company's Common stock at the average price during the year, and assumed conversion of all dilutive convertible preferred stock. The conversion of all convertible debt, after elimination of related interest expense, would result in minimal dilution. Common stock equivalents that are anti-dilutive are excluded from the computation of earnings per share and earnings are reduced by the dividend requirements on such equivalents.

Intangibles:

   The excess cost of investments in subsidiaries over the equity in net assets at acquisition date is being amortized using the straight-line method over periods not in excess of 40 years.

Loss Applicable to Common Shares:

   Earnings or loss applicable to Common shares is computed by reducing the net earnings or loss by dividends, including undeclared or unpaid dividends, of the Company's Preferred A, B and D stocks.

Interest Rate Swap Agreements:

   The Company enters into interest rate swap agreements to effectively convert a portion of its floating-rate borrowings into fixed-rate obligations. The interest rate differential to be received or paid is recognized over the lives of the agreements as an adjustment to interest expense. Terminations of such agreements may result in a gain or loss based on interest rates in effect and the calculated market value on the termination date. Such gain or loss would be amortized as a rate adjustment to the underlying debt obligation.

Accounting For Foreclosed Assets:

   In Accordance with Statement of Position (SOP) - No. 92-3 "Accounting For Foreclosed Assets," which was issued by the American Institute of Certified Public Accountants in 1992, the Company accounts for and reports the value of foreclosed realty assets at fair value less the estimated costs to sell the assets.

Inventories

Inventories are summarized as follows:

(balances in thousands)                         1993         1992

Raw material and supplies                   $ 10,293      $11,909
Work-in-process                                9,584        8,622
Finished goods                                26,470       24,919
Inventories substantially applicable to
  fixed-price government contracts in
  process, reduced by progress payments
  of $9,110,000 and $8,344,000 in 1993
  and 1992, respectively                      18,461       21,950
                                             $64,808      $67,400

Realty Assets

   The Company has adopted a plan to divest itself of realty assets which is expected to be accomplished over several years. Realty assets at December 31, 1993 of $117,869,000 are primarily unimproved commercial, industrial and mixed use properties.
   During the fourth quarter of 1991 the Company completed a formal review of its real estate properties held for investment. The review included valuations and appraisals by professional appraisal firms. These reviews were updated during 1992 and 1993. As a result of the 1991 review, the Realty asset reserve and a corresponding non-cash charge to earnings of $21,000,000 was recorded. Pursuant to the 1992 and 1993 updated review, no adjustment to Realty asset values was necessary. In the fourth quarter of 1992, pursuant to the issuance of Statement of Position
(SOP) No. 92-3, "Accounting For Foreclosed Assets," issued by the American Institute of Certified Public Accountants, the Company was required to change its accounting for foreclosed assets and adjusted the carrying amount of foreclosed realty assets to reflect the fair value less the estimated costs to sell the assets, which resulted in an $11,908,000 writedown of realty assets and a corresponding charge to earnings of realty operations. Those assets previously had been carried at "net realizable value", which was the proper carrying value for those assets prior to the change in accounting rules.

   Pretax charges to earnings of $1,166,000 and $1,433,000 were made during 1993 and 1992, respectively, which represented the book value in excess of the fair value of real estate assets transferred to creditors in full payment of non-recourse debt associated with such assets. Extraordinary gains in amounts equal to the charges were also recognized reflecting the settlement of the debt.
   In reference to the Company's consolidated cash flow in 1993 non-cash Realty asset transactions included an increase in Realty assets and an increase in Realty debt and accrued expenses in the amount of $19,128,000 upon the consolidation of a previously unconsolidated joint venture. Non-cash realty items also included reductions of $4,677,000 due to forfeitures of properties and other transactions. In 1992, non-cash Realty asset transactions included the non-cash writedown related to the change in accounting for foreclosed assets of $11,908,000 and forfeitures of properties in settlement of liabilities and exchanges of assets of $8,744,000.
In 1991 non-cash transactions included a $21,000,000 decrease in Realty assets, resulting from the above-mentioned charge which was partially offset by a non-cash increase of $11,038,000, as a result of actual or in-substance foreclosures on notes receivable.
   At December 31, 1992, the Company had an investment in an unconsolidated Realty joint venture of $29,184,000. During 1993, the joint venture was consolidated with the Company's other operations and accordingly left no investment in unconsolidated joint ventures at December 31, 1993. During the three year period ending December 31, 1993 the joint venture had no sales and no earnings or losses. At December 31, 1993 the Company had an unconsolidated joint venture with no net investment which had assets at December 31, 1993 and 1992 of $6,694,000 and $6,943,000,
respectively. Revenues for this unconsolidated joint venture for 1993, 1992 and 1991 were $522,000, $494,000 and $1,679,000, respectively. Net losses for the joint venture for 1993, 1992 and 1991 were $322,000, $1,398,000 and $62,000, respectively. The
Company's share of these losses for 1993, 1992 and 1991 were $214,000, $932,000 and $31,000, respectively.

Long-Term Receivables

   Long-term receivables consist of the following:
(balances in thousands)                        1993         1992

Notes receivable, including accrued
  interest and income tax refunds          $ 10,103     $ 17,344
Amounts due within one year, included
  in accounts receivable                       (203)        (486)
                                           $  9,900     $ 16,858


    Long-term receivables include income tax receivables of $4,264,000. The remaining notes range in length from one to fifteen years and bear interest at December 31, 1993 at rates ranging from 5% to 12%. Payment terms vary by note, but generally require monthly, quarterly or annual interest and principal payments. The notes receivable balance is net of reserves of $2,274,000 and $1,669,000 at December 31, 1993 and 1992,
respectively. Notes receivable related to the Realty segment include non-cash reductions of $510,000, resulting from forfeitures, settlements of liabilities and exchanges of assets.


Property, Plant and Equipment

    Property, plant and equipment, is summarized as follows:

(balances in thousands)                        1993         1992

Machinery and equipment                    $ 97,054     $ 97,958
Buildings and improvements                   32,468       30,312
Land                                          2,715        2,719
                                           $132,237     $130,989


    Depreciation of property, plant and equipment for continuing operations was $8,286,000, $8,667,000, and $9,254,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

Long-Term Debt

     Long-term debt consists of the following:

(balances in thousands)                        1993          1992

10-3/4% Senior Notes, due 2003             $115,000      $      -
12-1/4% Senior Discount Debentures,
  $126,255,000 face amount, due 2005         71,667             -
Notes, interest based on prime or
  other variable market rates, due 1998      20,000       126,347
Revolving credit facilities                  26,743        17,616
12.87%-14.59% subordinated notes                  -        38,344
Subordinated notes, interest based on
  prime or LIBOR                                  -        30,000
12.8% note                                        -         2,954
9% convertible subordinated
  debentures                                      -         7,677
8-1/8% debentures                                 -         3,894
Capitalized leases and other                    435         1,329
                                            233,845       228,161
Less current maturities                       2,176        10,857

Long-term debt                             $231,669      $217,304


     On October 22, 1993 the Company completed a major debt refinancing program. The Company received gross proceeds of $70,000,000 from the issuance of Senior Discount Debentures, due 2005, which were issued to yield 12.25%. In addition, Talley Manufacturing and Technology, Inc., ("Talley Manufacturing") a newly formed wholly-owned subsidiary of the Company, which owns all of the Company's subsidiaries (except for the subsidiaries holding the Company's real estate operations), issued $115,000,000 of Senior Notes, due 2003, with an interest rate of 10.75%. Talley Manufacturing also completed a secured credit facility with two institutional lenders. The gross proceeds of the public offerings, plus an initial borrowing under the secured credit facility, after payment of underwriting and other fees and expenses associated with these financings, were used to repay substantially all of the Company's previously outstanding debt.

     The indentures for the Senior Notes and the Senior Discount Debentures and the loan agreement relating to the secured credit facility contain covenants requiring specified fixed charge coverage ratios, working capital levels, capital expenditure limits, net worth levels, cash flow levels and certain other restrictions on dividends, other payments and incurrence of debt. As a holding company with no significant operating or income-producing assets beyond its stock interests in Talley Manufacturing and the subsidiaries holding its real estate operations, Talley is dependent primarily upon distributions from these subsidiaries to meet its debt service and other obligations. Payments from the subsidiaries are generally limited by the debt covenants of Talley Manufacturing.
     Substantially all of the receivables, inventory and property, plant and equipment of Talley Manufacturing and its subsidiaries are pledged as collateral in connection with the secured credit facility. In addition, the subsidiaries of Talley Manufacturing have guaranteed Talley Manufacturing's obligations under the Senior Notes and the secured credit facility and Talley has guaranteed the Senior Notes on a subordinated basis. The capital stock of Talley Manufacturing has been pledged by Talley to secure the Senior Discount Debentures.
     The Senior Notes mature on October 15, 2003 and Talley Manufacturing is required to make mandatory sinking fund payments of $11,500,000 on October 15, in each of 2000, 2001 and 2002.
Interest is payable semi-annually, commencing April 15, 1994. The Senior Discount Debentures mature on October 15, 2005. No interest on the Discount Debentures will be payable until April 15, 1999, when interest will be payable semi-annually on April 15 and October 15 of each year. In the event that certain financial and other conditions are satisfied, the Discount Debentures require prepayments based on defined levels of airbag royalties received and proceeds from real estate sales.
     The secured credit facility consists of a five year revolving credit facility of up to $40,000,000 and a five year $20,000,000
term loan facility.   The  balance  outstanding under the revolving
credit facility at December 31, 1993 was $26,743,000. Upon the occurrence of certain specified events at any time following the third anniversary of the facility, the agent thereunder may elect to terminate the facility. The five-year term facility requires monthly amortization payments based on a seven year amortization schedule, with the balance due upon expiration in October 1998.
The credit facility interest rate is prime plus one percent with an additional fee of one-quarter of one percent on unused amounts under the revolving facility.

     Aggregate maturities of long-term debt for the years ending December 31, 1994 through December 31, 1998, are $2,176,000, $3,216,000, $3,233,000, $3,094,000 and $35,461,000, respectively.
Cash payments for total interest, net of amounts capitalized, during 1993, 1992 and 1991 were $21,675,000, $30,459,000 and
$32,465,000, respectively. Accrued interest expense at December 31, 1993, 1992 and 1991 was $10,999,000, $3,689,000 and $5,453,000,
respectively. Included in deferred charges at December 31, 1993 are debt costs of $11,362,000. The costs were incurred in 1993 in connection with the newly issued debt and are being amortized over the life of the respective debt instruments. Amortization of debt expense in 1993 was $952,000, including $296,000 related to the new debt. Total capitalized lease obligations on buildings and equipment included in long-term debt at December 31, 1993 is $436,000, of which $124,000 is due within one year.


Realty Debt

     Realty debt consists primarily of amounts payable in connection with properties acquired by the Company's real estate operations. The various notes bear interest at rates ranging from 7.6% to 12.0% with maturities ranging from 1994 through 2004. Payment terms vary by note, but generally require monthly, quarterly or annual interest and principal payments. Realty debt at December 31, 1993 and 1992 was $28,241,000 and $25,663,000,
respectively. Aggregate maturities of Realty debt for the years ending December 31, 1994 through 1998 are $16,795,000, $4,111,000,
$5,357,000, $560,000 and $232,000, respectively.  Realty debt is collateralized by properties and notes receivable of the Company's real estate operations with a carrying value of approximately $103,000,000.


Stock Options

     At December 31, 1993, under the 1990 and 1978 Stock Option Plans, 544,000 and 478,000 shares of Common stock, respectively, were reserved for sale to officers and employees. The plans require incentive stock option prices to be no less than the market value of the stock at the date of grant and that all options, incentive and non-qualified, become exercisable in ten years or less from the date of grant, as specified in the individual grants. During the year ended December 31, 1993 438,000 options were granted under the 1990 Stock Option Plan and 132,000 grants were made under the 1978 Stock Option Plan. During the year ended December 31, 1993, no options were exercised under either of the two stock option plans. There were 63,000 options that expired or were canceled under the 1978 Stock Option Plan during the year ended December 31, 1993. Prior to 1993 there were no options granted under the 1990 Stock Option Plan.

     In 1992, no options were exercised and 49,500 options were canceled under the 1978 Stock Option Plan. In 1991, no options were exercised, and 58,750 options were canceled under the 1978 Stock Option Plan.
     At December 31, 1993, there were 856,000 total options outstanding at an average price of $6.09, with 205,000 options exercisable. At December 31, 1992, 335,000 options were outstanding at an average price of $9.53 with 211,000 exercisable. Common stock reserved for future option grants under the 1978 Plan amounted to 60,000 and 130,000 shares at December 31, 1993 and 1992, respectively. Common stock reserved for future option grants under the 1990 Plan amounted to 105,000 and 444,000 at December 31, 1993 and 1992, respectively.
     During the year ended December 31, 1993, 476,000 and 52,000 shares were issued under the 1983 Long-Term Incentive Plan and the 1983 Restricted Stock Plans, respectively. There were no shares issued under either of these Plans in 1992 or 1991.


Capital Stock

     Each share of Series A Convertible Preferred stock entitles its holder to receive an annual cash dividend of $1.10 per share; to convert it into .95 of a share of Common stock, as adjusted in the event of future dilution; to receive up to $25.00 per share in the event of involuntary or voluntary liquidation; and, subject to certain conditions in loan agreements, may be redeemed at the option of the Company at a price of $25.00 per share.
     Each share of Series B $1.00 Cumulative Convertible Preferred stock entitles its holder to receive an annual cash dividend of $1.00 per share; to convert it into 1.31 shares of Common stock, as adjusted in the event of future dilution; to receive up to $20.00 per share in the event of involuntary or voluntary liquidation; and, subject to certain conditions in loan agreements, may be redeemed at the option of the Company at a price of $52.50 per share.
     Each share of Common stock has a preferred stock purchase Right attached, allowing the holder, upon the occurrence of a change in control, as defined in a Rights agreement, to buy one one-hundredth of a share of Series C Junior Participating Preferred stock at an exercise price of $70. The Series C stock, which may be purchased upon exercise of the Rights, is nonredeemable and junior to other series of the Company's preferred stock. No shares of Series C stock have been issued as of December 31, 1993.

     Each share of Series D Convertible Preferred stock entitles its holder to receive an annual cash dividend of $4.50 per share ($15.75 after February 28, 1998); to convert it into 10 shares of Common stock, as adjusted in the event of future dilution; to receive $150 per share ($175 after February 28, 1998) in the event of involuntary or voluntary liquidation; and subject to certain conditions in loan agreements, may be redeemed at the option of the Company at the higher of $150 per share ($175 after February 28, 1998) or the average of the conversion value per share for the last ten trading days prior to redemption (not to exceed $200 per share).
     Dividends on the shares of Series A, Series B and Series D Preferred stock are cumulative and must be paid in the event of liquidation and before any distribution to holders of Common stock. The Company has not made any dividend payments on its preferred and common stock since the first quarter of 1991, and the ability to pay dividends in the future is limited by the provision of the Company's debt agreements. Cumulative dividends on preferred shares that have not been declared or paid since the first quarter of 1991 are approximately: Series A - $215,000 ($3.025 per share), Series B - $4,258,000 ($2.750 per share) and Series D - $1,489,000
($12.375 per share). The failure to pay the regular quarterly dividends for the first three quarters of 1992 on the Preferred stock gave rise at that time to the right of the holders of the three series to elect two directors to the Company's Board of Directors.
     At December 31, 1993 there were 5,161,000 shares of Common stock reserved for conversion of preferred stock, for exercise of stock options, and for issuance of shares under the Employee Stock Purchase Plan.


Leases

     Rental expense for continuing operations (reduced by rental income from subleases of $340,000 in 1993, $693,000 in 1992 and $741,000 in 1991) amounted to $5,622,000 in 1993, $6,641,000 in
1992 and $7,203,000 in 1991. Aggregate future minimum rental payments required under operating leases having an initial lease term in excess of one year for years ending December 31, 1994 through December 31, 1998 are $4,410,000, $4,087,000, $3,079,000,
$2,026,000 and $1,921,000, respectively, with $1,285,000 payable in future years. Minimum operating lease payments have not been reduced by future minimum sublease rentals of $653,000.

  Aggregate future minimum payments under capital leases for years ending December 31, 1994 through December 31, 1997 are $172,000, $170,000, $170,000 and $18,000, respectively, with no payments in later years. Minimum capital lease payments have not been reduced by future minimum sublease rentals of $755,000. The present value of net minimum lease payments is $436,000 after deduction of $94,000, representing interest and estimated executory costs. The net book value of leased buildings and equipment under capital leases at December 31, 1993 and 1992 amounted to $324,000 and $435,000, respectively.


Employee Benefit Plans

     The Company and its subsidiaries have pension plans covering a majority of its employees. Normal retirement age is 65, but provisions are made for early retirement. For subsidiaries with defined benefit plans, benefits are generally based on years of service and salary levels. Contributions to the respective defined contribution plans are based on each participant's annual pay and age.
     Pension expense for continuing operations in 1993, 1992 and 1991 was $5,394,000, $4,085,000 and $5,999,000, respectively.
     The Company generally contributes the greater of the amounts expensed or the minimum statutory funding requirements. Pension costs for continuing operations for defined benefit plans include the following components:


(balances in thousands)              1993       1992       1991

Service cost-benefits earned
  during the year                $  1,594   $  1,251   $  2,664
Interest cost on projected
  benefit obligation                2,504      2,327      2,090
Actual return on assets            (5,712)    (3,313)    (8,985)
Net amortization and deferral       3,173        550      7,296
Net pension cost                 $  1,559   $    815   $  3,065

    The following table sets forth the aggregate funded status of defined benefit plans at December 31, 1993:


                                  Assets Exceed     Accumulated
                                   Accumulated        Benefits
(balances in thousands)              Benefits       Exceed Assets

Fair value of plan assets             $ 39,879        $ 1,535
Projected benefit obligation           (36,524)         1,948
Projected benefit obligation
  (in excess of) or less than
  plan assets                            3,355           (413)
Unrecognized net loss (gain)            (3,826)          (143)
Unrecognized prior service cost           (279)             5
Unrecognized net liability                 725            551
Unfunded accumulated benefit
  obligation                                 -           (413)
Accrued pension liability             $    (25)       $  (413)

Accumulated benefits                  $ 36,524        $ 1,948

Vested benefits                       $ 30,996        $ 1,932


    In accordance with Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions," the Company has accrued a liability of $413,000 representing the unfunded accumulated benefit obligation, and has recognized an equal amount as an intangible asset.
    Assumptions used in 1993 to develop the net periodic pension costs were:

    Assumed discount rate                        7.0%
    Assumed rate of compensation increase        5.0%
    Expected rate of return on plan assets       9.0%

    Assets of the Company's pension plans consist of marketable equity securities, guaranteed investment contracts and corporate and government debt securities. The total value of defined benefit plan assets exceed total vested benefits by $8,486,000.
    Effective January 1, 1984, the Company established an employee stock purchase plan for eligible U.S. employees. Each eligible employee who elects to participate may contribute 1% to 5% of his or her pretax compensation from the Company. The Company contributes an amount equal to 50% of the employee contributions.

During 1991, 1992 and 1993 the Company also made discretionary contributions. Pursuant to a 1986 amendment to the Plan which gives the Administration Committee authority to direct the trustee to borrow funds to purchase Company securities, a promissory note for $2,000,000 was executed on April 17, 1989 to purchase 141,500 shares of Talley Industries, Inc. Common stock. Company contributions to the Plan were used, in part, by the Employee Stock
Ownership Plan (ESOP) to make loan and interest payments.    As the
loan is repaid, a portion of the Common stock acquired by the Plan is allocated to each employee in amounts based on the beginning of month balances of the respective participant's accounts. Total Company contributions during 1993 and 1992 were $692,000 and $781,000, respectively. On October 22, 1993, the Company paid down the loan as part of the debt refinancing program. As a result, the Company acquired the securities not allocated to the Plan.
Treasury stock valued at $471,000 at December 31, 1993 represents the shares to be allocated to the Plan upon receipt of future payments from the Plan. Interest expense on the amount payable by the Plan for 1993 and 1992 was $26,000 and $48,000, respectively.
    Any dividends received on the shares held by the ESOP are reinvested in shares of Company stock. No dividends were received during 1992 and 1993.
    Health care and life insurance benefits are presently provided to a small number of retired employees of one of the Company's subsidiaries. The cost of retiree health care and life insurance benefits are minor in amount and are recognized as benefits are paid. The Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in the first quarter of 1993, as required by the pronouncement. The transition obligation of approximately $2,000,000 is being amortized over a 20 year period. The amortization of the unrecognized transition obligation for the single subsidiary affected by the new pronouncement was $188,000 in 1993. Current service costs and interest costs for 1993 were approximately $16,000 and $96,000, respectively.

Income Taxes

    Earnings from continuing operations before income taxes and the provision (credit) for income taxes consists of the following:

(balances in thousands)             1993       1992       1991
Earnings (loss) before income
  taxes:
  United States                 $ (3,229)  $(18,623)  $(42,704)
  Foreign                              3       (528)      (355)
                                $ (3,226)  $(19,151)  $(43,059)
Current tax expense (credit):
  United States                 $    347   $    953   $(12,451)
  Foreign                             59       (285)        49
  State and local                    581        921       (604)
                                     987      1,589    (13,006)
Deferred tax expense (credit):
  United States                     (347)      (953)    12,408
  Foreign                              8         94       (112)
  State and local                  2,120     (2,677)     1,635
                                   1,781     (3,536)    13,931

                                $  2,768   $ (1,947)  $    925

    In 1992, the Company adopted the Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes." The adoption of SFAS No. 109 changes the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. The adoption had no effect on earnings in 1992. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109.
    Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1993 and 1992 are as follows:

(balances in thousands)                         1993       1992
Gross deferred tax assets:
  Net operating losses and tax
    credit carryforward                     $  8,964   $  1,332
  Reserves on realty assets                   12,201     17,285
  Debt restructuring charges                       -      3,966
  Accrued expenses                             7,919      5,658
  Other                                        1,518      1,153
  Valuation allowance for
    deferred tax assets                      (25,597)   (22,167)
Net deferred tax asset                         5,005      7,227

Gross deferred tax liabilities:
  Depreciation                                 7,642      8,396
  Accrued expenses                             7,606      6,163
  Other                                        1,177      2,308
Gross deferred tax liability                  16,425     16,867

Net deferred tax liabilities                $ 11,420   $  9,640

    The sources of significant timing differences for 1991 which gave rise to deferred taxes and their effects were as follows:


(balances in thousands)                                   1991

Depreciation                                          $   (911)
Restructuring                                              972
Losses on realty assets not
  utilized                                              10,602
Other                                                    3,268
                                                      $ 13,931


    Reasons for the differences between the amount of income tax determined by applying the applicable statutory federal income tax rate to pretax income from continuing operations are:

                                   1993        1992       1991

Computed tax at statutory U.S.
   tax rates                    $(1,098)   $ (6,511)  $(14,640)
Operating losses not utilized     1,098       6,525     14,597
State and local taxes             2,701      (1,756)     1,031
Other                                67        (205)       (63)

                                $ 2,768    $ (1,947)  $    925


    United States income taxes have not been provided on $2,800,000 of undistributed earnings from continuing operations of subsidiaries incorporated outside the United States, since it is the Company's intent to reinvest such earnings. Net cash receipts for income taxes during 1993, 1992 and 1991 were $828,000, $10,491,000 and $7,332,000, respectively.
    At December 31, 1993, the Company had an unrecognized net operating loss carryforward for financial statement purposes of approximately $67,000,000. The Company's 1993 net operating loss for federal tax purposes of approximately $21,000,000 is available for carryforward for 15 years. In addition, the Company has alternative minimum tax credits of approximately $1,700,000 which can be utilized against regular taxes in the future.
    During the second quarter of 1992, the Company was granted a favorable state income tax ruling and, as a result, recognized a tax benefit of $3,508,000.

Commitments and Contingencies

  TRW Claims. Litigation between the Company and TRW has been pending in the United States District Court in Phoenix, Arizona since November 1989. Certain of the claims raised in this litigation have previously been resolved by two arbitration proceedings, but other claims remain outstanding. The outstanding claims repeat allegations from the arbitration regarding deficiencies in the airbag plant, insufficient real estate to permit construction of certain additional facilities and misrepresentations concerning the airbag plant capacity. During the second quarter of 1992, an arbitration panel made its determination on the TRW's $34.0 million plant claim and awarded TRW a judgment of $5.1 million, which has been paid by the Company. Based on the outcome of the 1992 arbitration decision, and on consultation with counsel the Company believes that TRW's remaining claims are not well founded and were resolved by the 1992 arbitration decision. After submission to arbitration, discovery was stayed. Other than for the amounts claimed in the arbitration, TRW has not claimed a specific dollar amount with respect to those issues in the 1989 action. It is not possible, therefore, to quantify any damages claimed or to predict with certainty the ultimate outcome. In April 1993, a second arbitrator made his determination on the TRW accounting claim and denied any award.
    In mid-February 1994 TRW filed a new declaratory judgment action asserting claims already made in the existing action and further claiming the Company, through the actions of a subsidiary, breached a non-compete provision of the Asset Purchase Agreement by rendering services to competitors of TRW, and requesting among other things a court order that a contemporaneous notice and payment that TRW sent to the Company are valid, entitling it to terminate the airbag royalty and obtain a paid up license for the Company's airbag technology. Based on interviews with Company and subsidiary personnel, review of relevant documents, and consultation with counsel, the Company believes that TRW's notice and attempted payment are without any merit and believes that various legal and factual defenses are available to the allegations and claims made by TRW. The Company has not had any discovery into the motives and claimed basis for this latest move by TRW, nor has it decided the manner or magnitude of the claims that it will make against TRW, including, but not limited to, loss of royalties due to mismanagement of TRW's airbag business.
    The Company intends to resist the claims in all the TRW litigation vigorously, and believes that it has valid defenses against each and that no such claim gives TRW any right to terminate or reduce the airbag royalty payment obligations.

  Environmental. A subsidiary of Talley Manufacturing has been named as a potentially responsible party by the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response Compensation and Liability Act in connection with the remediation of the Beacon Heights Landfill in Beacon Falls, Connecticut and has been identified as a potentially responsible party by another company in connection with the Laurel Park Landfill in Naugatuck, Connecticut. Management's review indicates that the Company sent ordinary rubbish and off-specification plastic parts to these landfills and did not send any hazardous wastes to either site.
    Two coalitions of potentially responsible parties have entered into consent decrees with the EPA to remediate the sites. The Beacon Heights Coalition has in turn brought an action against other potentially responsible parties, including one of the Company's subsidiaries, to contribute to cleanup costs. The court hearing this case recently entered an order granting a motion for summary judgment in the Company's favor, which order the Beacon Heights Coalition has indicated it intends to appeal. The Laurel Park Landfill remediation program has not advanced as far as the program at Beacon Heights. A coalition of potentially responsible parties, not including the subsidiary of the Company, has entered into a consent decree and is undertaking remediation of the site. The Laurel Park Coalition has thus far been unsuccessful in its attempts to name the subsidiary in an action for contribution to the remediation costs. Based upon management's review and the status of these proceedings, management believes that any reasonably anticipated losses from these claims will not result in a material adverse impact on the results of operations or the financial position of the Company.
    In March 1992, a trucking company spilled approximately 500 gallons of solvent on the ground at a facility in Athens, Georgia, formerly operated by a subsidiary of the Company. The current owner of the site initiated emergency response action, ultimately including excavation and off-site disposal of contaminated soil. The current owner has brought an action against the trucking company, seeking reimbursement for emergency response costs and related damages from the spill. In March 1993 the trucking company brought the Company into the litigation pending in United States District Court for the Middle District of Georgia, claiming that an unspecified portion of the remediation costs claimed by the current owner was due to pre-existing soil and groundwater contamination. The Company has denied any liability to the trucking company and is separately conducting an investigation of the alleged contamination in cooperation with the current owner of the site. The Company has determined from this investigation that it may face some liability with respect to pre-existing contamination of the site. Based upon remediation estimates received, management believes that any reasonably anticipated losses from the alleged contamination will not result in a material adverse impact on the results of operations or the financial position of the Company.

    In September 1990, the Department of Environmental Quality of the State of Arizona brought a civil action against a subsidiary of Talley Manufacturing claiming violations of various environmental regulations. The subsidiary met with agency officials to resolve the dispute, and in connection therewith paid $0.5 million as civil penalty. The subsidiary also agreed to certain restrictions and procedures imposed by the State of Arizona relating to the disposal of hazardous waste; the Company does not anticipate that the agreed restrictions and procedures will interfere with operations or result in any significant expense.

  Tax. The Arizona Department of Revenue issued Notices of Correction of Income Tax dated March 17, 1986 to the Company for the fiscal year ending March 31, 1983. These Notices pertain to whether subsidiaries of the Company must file separate income tax returns in Arizona rather than allowing the Company to file on a consolidated basis. The amount of additional Arizona income tax alleged to be due as a result of the Notices of Correction was $0.4 million plus interest. In May 1992 the Arizona Tax Court granted judgment in favor of the Company and against the Department on all claims asserted against the Company. In October 1992 the Tax Court entered judgment in favor of the Company awarding the Company approximately $0.6 million for the Arizona income taxes the Company overpaid for its fiscal year ending March 31, 1983 together with interest and attorneys' fees. The judgment entered by the Tax Court was appealed by the Department and is currently pending before the Arizona Court of Appeals.
    In May 1993, the Arizona Department of Revenue issued assessments with respect to calendar years 1984 through 1989 alleging that the Company owes additional Arizona income tax and interest in the amount of $16.6 million. Management's preliminary review of the assessments indicates that they were calculated on essentially the same basis used by the Department in its previous claims for income tax due with respect to its fiscal year ended March 31, 1983. However, due to a change in the applicable law for tax years commencing after 1985, the outcome of the litigation currently pending involving 1983 is not necessarily indicative of the merits or possible outcome of the claims made by the Arizona Department of Revenue for the periods commencing after 1985. Nevertheless, the Company intends to vigorously litigate the recent assessments. Notwithstanding such change in the law, based upon the 1992 rulings of the Arizona Tax Court in favor of the Company, advice from its counsel and the Company's income tax reserves, management believes that these assessments will not result in a material adverse impact on the results of operations or the financial position of the Company.

Fair Value of Financial Instruments

    The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. Long-term receivables and Realty debt instruments have been issued in connection with the Company's real estate operations and as a result of foreclosure, forfeiture and renegotiation of such instruments in conjunction with the constant evaluation of the real estate portfolio it is believed that the fair value of such instruments as they have been restructured, or renegotiated, approximates the carrying value of these instruments.
    On October 22, 1993 the Company completed the refinancing of substantially all of the Company's debt as more fully explained in the long-term debt note to the financial statements. Consequently, at December 31, 1993 the estimated fair value of long-term debt is approximately equal to the carrying value.
    The Company has the right to receive royalty payments under a license agreement executed in April 1989 in connection with the sale of its airbag operations to TRW, Inc. Under the agreement, the Company is entitled to receive royalties for the twelve year period commencing May 1, 1989 and ending April 30, 2001. The rates at which these royalties are to be paid are; $1.14 for each airbag unit manufactured and sold anywhere in the world by TRW and its subsidiaries (this amount increases by $.01 per unit on May 1 of each year of the royalty term); 75% of the per-unit amount specified above for each inflator manufactured and sold anywhere in the world by TRW and subsidiaries; and $.55 for each airbag unit supplied by companies other than TRW for use in a vehicle manufactured or sold in North America.
    The fair value of the royalty stream is dependent upon automobile production, the number of produced vehicles with airbag systems and the market share of TRW, Inc.; accordingly, the fair value cannot be estimated. Royalties recognized in the year ending December 31, 1993 were $9,606,000.

Research and Development Costs

    Research and development costs were $3,122,000, $3,904,000 and $4,223,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

Extraordinary Gains (Loss)

    As a result of the termination of the interest swap agreement and the payoff of the underlying debt in 1993, the Company recognized an extraordinary loss of $1,670,000. Due to the consolidated tax position of the Company there was no tax benefit recognized in connection with this loss. During December 1993, an extraordinary gain of $1,166,000 was recognized in connection with the transfer of real estate assets to creditors to settle debt associated with such assets. The gain represents the excess of the carrying value of the debt over the fair value of the properties transferred to the creditor. Included in losses from operations is a corresponding charge representing the book value in excess of the fair value of the properties transferred.
    During June 1992, the Company completed two transactions in which it exchanged 200,824 and 519,922 newly issued shares of its common stock with institutional investors for $1,200,000 principal amount of its 9% convertible subordinated debentures and $2,100,000 principal amount of its 12.87% subordinated notes, respectively.
An extraordinary gain of $1,204,000 was recognized in connection with the extinguishment of debt. Due to the tax position of the Company there were no taxes applicable to the exchange of shares.
    An extraordinary gain was also recognized in the third quarter of 1992 with the transfer of real estate assets to creditors to settle debt associated with such assets. The gain of $1,433,000 represents the excess of the carrying amount of the debt over the fair value of the properties transferred to the creditors.
Included in losses from operations is a corresponding $1,433,000 charge representing the book value in excess of the fair value of the properties transferred.

Acquisitions and Dispositions

    As part of its restructuring plans the Company sold the net assets of its precision potentiometer business in July 1993, for a cash purchase price of $2,756,000, which approximated the book value of the net assets sold. On May 19, 1992 the Company sold the net assets of its specialty advertising subsidiary for $7,866,000, which was approximately $400,000 below its book value. In connection with restructuring efforts the Company recorded 1991 fourth quarter pretax charges to earnings of $5,000,000. Restructuring costs were for restructuring fees to lenders and professional services in connection with the Company's restructuring of its debt and costs incurred as a part of downsizing of, or relocations of, subsidiary operations in connection with cost control efforts.
    The excess of cost over tangible and identifiable intangible assets acquired, net of amortization at December 31, 1993, 1992 and 1991 was $43,696,000, $45,501,000 and $50,299,000, respectively.

Discontinued Operations

    On May 30, 1991 the Company sold its federal savings bank, (which was acquired on January 30, 1989), for $41.6 million cash, which approximated book value on the date of closing. For the five months ended May 31, 1991 net interest income for the savings bank operations was $8,418,000. Earnings from the discontinued savings bank operations for the five months preceding the sale was $825,000.

Related Party Transactions

    In each of the last three years the Company and its subsidiaries incurred legal fees payable to the law firm of one of the Company's directors. During 1993, 1992 and 1991 total billings for the firm were $715,000, $1,045,000 and $422,000, respectively, and were for foreign and domestic services relating to litigation and general corporate matters. Fees were paid to a second law firm in 1993 of $329,000. A 1993 addition to the Company's board of directors was a partner in such firm until he retired in June 1993.

Recently Issued Accounting Standards

    At the beginning of 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The new standard requires that companies use the accrual method of accounting to expense the estimated cost of providing postretirement health-care and other benefits over the years of each employee's active service.
    In 1992, the Company elected early adoption of the provisions of Statement of Accounting Standard No. 109, "Accounting For Income Taxes," which is more fully explained in the "Significant Accounting Policies" and "Income Taxes" Notes to Consolidated Financial Statement.
    Also in 1992, pursuant to the issuance of Statement of Position (SOP) No. 92-3, "Accounting For Foreclosed Assets," issued by the American Institute of Certified Public Accountants, the Company changed its accounting for foreclosed assets and adjusted the carrying amount of foreclosed realty assets to reflect the fair value less the estimated costs to sell the assets, which resulted in an $11,908,000 writedown of realty assets and a corresponding charge to earnings from operations.
    Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" was issued in November 1992 and requires adoption no later than fiscal years beginning after December 15, 1993. This Statement establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. The Company does not presently provide any material postemployment benefits defined in this pronouncement.
    Other pronouncements issued by the Financial Accounting Standards Board or other rule making body, with future effective dates, are either not applicable or not material to the consolidated financial statements of the Company.

Segment Operations

The Company is a diversified manufacturer of a wide range of proprietary and other specialized products for defense, industrial and commercial applications. Through its Government Products and Services segment, the Company manufactures an extensive array of propellant devices and electronic components for defense systems and commercial applications and provides naval architectural and marine engineering services. The Company participates in the rapidly expanding market for automotive airbags through its royalty agreement with TRW, which provides the Company with a quarterly royalty payment through April 30, 2001 for any airbag manufactured and sold by TRW worldwide and for any other airbag installed in a vehicle manufactured or sold in North America. Talley's Industrial Products segment manufactures and distributes stainless steel products, high-voltage ceramic insulators used in the power transmission and distribution systems, and specialized welding equipment and systems. The Company's Specialty Products segment manufactures and sells aerosol insecticides, air fresheners and sanitizers, and custom designed metal buttons. The Company is also engaged in the orderly sale of the assets of its real estate operations.

  Government Products and Services

    The Company's Government Products and Services segment provides a wide range of products and services for government programs. The vast majority of the Company's products are smaller components of larger units and systems and are generally designed to enhance safety or improve performance. A significant portion of the Company's government revenue represents the replacement of existing Company products.
    The Company manufactures proprietary propellant products which, when ignited, produce a specified thrust or volume of gas within a desired time period. Propellant products manufactured include ballistic devices for aircraft ejection systems, rocket motors, extended range munitions components and dispersion systems.

The Company's propellant devices are currently used on ejection seats on high performance domestic and foreign military aircraft. Rocket motors manufactured by the Company include a complete line of rocket boosters and propulsion systems used for reconnaissance, surveillance, and target acquisition. The Company's extended range munitions components utilize propellant technologies to significantly extend the range of existing U.S. artillery. Naval architecture and marine engineering services provided by the Company include detail design and engineering services for new military and commercial construction as well as a significant amount of maintenance and retrofit work for existing ships.
    The Company's Government Products and Services segment also manufactures specialized electronic display and monitoring devices and high performance cable connection assemblies.
    Direct sales to the U.S. Government and its agencies, primarily from the Government Products and Services segment accounted for approximately 24%, 32% and 28% of the Company's sales from continuing operations for the years ended December 31, 1993, 1992 and 1991, respectively. At December 31, 1993 and 1992 the amount billed but not paid by customers under retainage provisions in long-term contracts was $1,402,000 and $1,659,000, respectively. The $1,402,000 receivable under retainage provisions is expected to be collected in 1994 through 1997 in the amounts of $288,000, $100,000, $168,000 and $846,000, respectively. Amounts in process but unbilled at December 31, 1993 and 1992 were $5,425,000 and $6,396,000, respectively.

  Airbag Royalties

    The Company participates in the rapidly expanding market for automotive airbags through its royalty agreement with TRW. The Company entered into the Airbag Royalty Agreement as part of the 1989 sale of its automotive airbag manufacturing business. The terms of the Airbag Royalty Agreement require TRW to make quarterly royalty payments to Talley through April 30, 2001 for any airbag units manufactured and sold worldwide by TRW as well as for any other airbags installed in vehicles manufactured or sold in North America.

  Industrial Products

    The Company's Industrial Products segment operates in three product areas: stainless steel, high-voltage ceramic insulators and automated welding equipment. Demand for these products is directly related to the level of general economic activity.
Through its stainless steel operation, the Company operates a state-of-the-art mini-mill which converts purchased stainless steel billets into a variety of sizes of both hot rolled and cold finished bar and rod. The Company's stainless steel mini-mill has utilized advanced computer automation, strict quality controls, and strong engineering and technical capabilities to maintain its position as a low cost, high quality producer. In addition to its stainless steel manufacturing operation, the Company distributes stainless steel and other specialty steel products through seven locations in the U.S. and Canada. The Industrial Products segment also manufactures and distributes high-voltage ceramic insulators for electric utilities, municipalities and other governmental units, as well as for electrical contractors and OEMs. In addition, Talley manufactures specialized advanced-technology welding systems, power supply systems and humidistats for the utility, pipeline and OEM markets.

  Specialty Products

    The Company's Specialty Products segment is focused on two distinct markets: aerosol insecticides, air fresheners and sanitizers servicing the industrial maintenance supply, pest control and agricultural markets, and custom designed metal buttons for the military and commercial uniform and upscale fashion markets. The majority of the Company's aerosol insecticides are proprietary formulations of natural active ingredients.

  Realty

    In 1992, management adopted a plan to dispose of the Company's real estate operations, reflecting a strategic decision to exit this business. Talley's real estate portfolio consists primarily of undeveloped commercial, industrial and residential land located in the greater Phoenix, San Diego and San Antonio areas.




    The Company's U.S. operations had export sales of $26,672,000, $16,216,000 and $30,095,000 for the years ended December 31, 1993,
1992 and 1991, respectively.
    Substantially all facilities and operations of the Company's continuing operations are located within the United States. The Company operates a steel distribution system located in Canada with sales for the year ended December 31, 1993 and total assets at December 31, 1993 of $11.6 million and $8.0 million, respectively.
    Foreign exchange losses included in earnings for the years ended December 31, 1993, 1992 and 1991 were not material. The foreign currency translation adjustment included in stockholders' equity decreased from $(83,000) at December 31, 1992 to $(370,000) at December 31, 1993.

    Sales between segments are not significant and have been eliminated. Operating income is total revenue less operating expenses and excludes general Corporate expenses, non-segment interest income and interest expense. Interest income associated with segment assets is included in segment operations income. Corporate assets consist principally of cash and cash equivalents, notes receivable, income taxes receivable and a building.

The tables which follow show assets, depreciation and amortization and capital expenditures by segment:


(in thousands)                         1993      1992      1991

Assets by Segment

Government Products and Services   $114,347  $113,385  $119,489
Airbag Royalties                      3,704     1,644     2,260
Industrial Products                  86,879    83,904    95,656
Specialty Products                   27,951    27,190    38,825
Realty                              121,355   116,064   136,713
                                    354,236   342,187   392,943
Corporate                            28,202    21,635    73,948
                                   $382,438  $363,822  $466,891


Depreciation and Amortization
  by Segment

Government Products and Services   $  4,163  $  4,235  $  4,227
Airbag Royalties                          -         -         -
Industrial Products                   4,427     4,616     4,739
Specialty Products                    1,138     1,319     1,785
Realty                                   15        33        40
                                      9,743    10,203    10,791
Corporate                               342       395       444
                                   $ 10,085  $ 10,598  $ 11,235

Capital Expenditures by Segment

Government Products and Services   $  1,648  $  2,122  $  4,766
Airbag Royalties                          -         -         -
Industrial Products                   2,842     1,045       804
Specialty Products                      754     1,101       936
Realty                                    1        28         8
                                      5,245     4,296     6,514
Corporate                               102       296        61
                                   $  5,347  $  4,592  $  6,575

                                                      TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

Summary of Segment Operations

(in thousands)
Years Ended December 31,                 1993        1992         1991        1990         1989

Revenue from continuing operations
  by segment:
Government Products and Services     $170,323    $183,162     $168,961    $149,377     $159,743

Airbag Royalties                        9,606       5,566        3,161       2,956          881

Industrial Products                   107,402      95,097      117,682     133,728      156,519

Specialty Products                     30,797      35,738       41,061      48,570       56,071

Realty                                  6,072       1,155        6,028       1,818          587

                                     $324,200    $320,718     $336,893    $336,449     $373,801

Operating income from continuing
  operations by segment:

Government Products and Services     $ 24,354    $ 26,101     $ 23,940    $ 21,413     $ 26,431

Airbag Royalties                        9,606       5,566        3,161       2,956          881

Industrial Products                     2,438         (45)         839      (4,235)      70,962

Specialty Products                      5,001       5,055        5,345       2,462        7,879

Realty                                 (4,416)    (16,449)     (26,946)    (57,839)     (30,333)
                                       36,983      20,228        6,339     (35,243)      75,820

Corporate expenses                    (14,846)     (9,672)     (16,127)    (14,058)     (13,332)

Non-segment interest income               381       1,923        2,248       2,003        2,233

Interest expense                      (25,744)    (31,630)     (35,519)    (23,915)     (22,741)

Earnings (loss) from continuing
  operations before income taxes
  and extraordinary gains (loss)     $ (3,226)   $(19,151)    $(43,059)   $(71,213)    $ 41,980


       Operating income in 1992 includes a charge to earnings of $11,908,000 to adjust the carrying value of foreclosed assets of the Realty segment. Operating income in 1991 includes a pretax provision for a reserve on real estate assets of $21,000,000 and an increase to the restructuring reserve of $5,000,000. Operating income in 1990 includes a charge of $15,000,000 related to the Company's restructuring program and the Realty segment includes a $65,000,000 reserve provision for real estate assets. Operating income in 1989 for the Industrial Products segment includes a pretax gain on sale of the Company's airbag operations of $59,997,000, while the operating loss for the Realty segment includes a pretax charge to earnings for a reserve established for real estate assets of $36,600,000. Sales from the airbag operations included in the Industrial Products segment were $11,567,000 in 1989.

                                                       TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
Summary of Operations
(in thousands, except per share amounts)
Years Ended December 31,                 1993        1992         1991        1990         1989
Revenue                              $324,200    $320,718     $336,893    $336,449     $373,801
Cost of sales and services            240,827     234,956      255,971     255,467      276,905
Selling, general and
  administrative expenses              57,877      58,669       60,780      57,687       64,036
Restructuring costs                         -           -        5,000      15,000            -
Provision for reserve on realty
  assets                                    -           -       21,000      65,000       36,600
Adjustment in foreclosed realty
  assets                                    -      11,908            -           -            -
Gain on sale of airbag operations           -           -            -           -      (59,997)
                                      298,704     305,533      342,751     393,154      317,544
Earnings (loss) from operations        25,496      15,185       (5,858)    (56,705)      56,257
Other income, net                      (2,978)     (2,706)      (1,682)      9,407        8,464
                                       22,518      12,479       (7,540)    (47,298)      64,721

Interest expense                       25,744      31,630       35,788      31,493       31,885
Interest capitalized                        -           -         (269)     (7,578)      (9,144)
                                       25,744      31,630       35,519      23,915       22,741
Earnings (loss) from continuing
  operations before income taxes
  and extraordinary gains (loss)       (3,226)    (19,151)     (43,059)    (71,213)      41,980

Income tax provision (benefit)          2,768      (1,947)         925     (18,379)      17,630
Earnings (loss) from continuing
  operations                           (5,994)    (17,204)     (43,984)    (52,834)      24,350

Earnings from discontinued
  operations, net of income taxes           -           -          825       2,647        1,572
Extraordinary gains (loss), net
  of income tax                          (504)      2,637            -           -            -
Net earnings (loss)                  $ (6,498)   $(14,567)    $(43,159)   $(50,187)    $ 25,922

Earnings (loss) applicable to
  common shares (after deduction
  of preferred stock dividends)      $ (8,665)   $(16,735)    $(45,331)   $(52,347)    $ 25,922
Earnings (loss) per share of
  common stock and common stock
  equivalents:
    Continuing operations            $   (.85)   $  (2.11)    $  (5.24)   $  (6.25)    $   1.95
    Discontinued operations                 -           -          .09         .30          .13
    Extraordinary gains (loss)           (.05)        .29            -           -            -
      Net earnings (loss)            $   (.90)   $  (1.82)    $  (5.15)   $  (5.95)    $   2.08

Weighted average shares
  outstanding                           9,676       9,189        8,795       8,791       12,491


                     Report of Independent Accountants






To the Board of Directors and
Shareholders of Talley Industries, Inc.


In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Talley Industries, Inc. and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in the notes to the financial statements titled
"Employee Benefit Plans" and "Significant Accounting Policies" the Company changed its method of accounting for postretirement benefits other than pensions in 1993 and changed its method of accounting for income taxes and foreclosed assets in 1992.









PRICE WATERHOUSE


Phoenix, Arizona
February 22, 1994

                                               TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

Quarterly Financial Results (Unaudited)

(in thousands, except per share amounts)
Quarter Ended                                    March       June   September   December

Year Ended December 31, 1993
Revenue                                      $  77,117   $ 85,675    $ 84,400   $ 77,008
Gross profit on sales and services              17,715     18,395      19,978     16,417
Loss before extraordinary gain (loss)           (1,071)      (524)     (1,685)    (2,714)
Extraordinary gain (loss)                            -          -           -       (504)
Net loss                                        (1,071)      (524)     (1,685)    (3,218)

Earnings (loss) per share:
  Loss before extraordinary gain (loss)           (.17)      (.11)       (.23)      (.34)
  Extraordinary gain (loss)                          -          -           -       (.05)
  Net loss                                        (.17)      (.11)       (.23)      (.39)

Year Ended December 31, 1992

Revenue                                      $  86,139   $ 86,473   $  74,079   $ 74,027
Gross profit on sales and services              20,178     21,687      18,713     18,570
Earnings (loss) before extraordinary gains      (3,292)       110      (2,864)   (11,158)
Extraordinary gains                                  -      1,204       1,433          -
Net earnings (loss)                             (3,292)     1,314      (1,431)   (11,158)

Earnings (loss) per share:
  Loss before extraordinary gains                 (.44)      (.05)       (.36)     (1.23)
  Extraordinary gains                                -        .14         .15          -
  Net earnings (loss)                             (.44)       .09        (.21)     (1.23)

Year Ended December 31, 1991

Revenue                                      $  74,899   $ 85,576   $  79,882   $ 96,536
Gross profit on sales and services              15,454     18,884      20,146     22,125
Loss from continuing operations                 (7,666)    (4,285)     (2,538)   (29,495)
Discontinued operations                            349        476           -          -
Net loss                                        (7,317)    (3,809)     (2,538)   (29,495)

Earnings (loss) per share:
  Continuing operations                           (.93)      (.55)       (.35)     (3.41)
  Discontinued operations                          .04        .05           -          -
  Net loss                                        (.89)      (.50)       (.35)     (3.41)


                         Talley Industries, Inc. and Subsidiaries




Quarterly Financial Results (Unaudited) - continued

    In the fourth quarter of 1993, the Company recognized an extraordinary loss of $1,670,000 due to the termination of an interest rate swap agreement and the payoff of the underlying debt. An extraordinary gain of $1,166,000 was also recognized in the fourth quarter in connection with the transfer of real estate assets to creditors to settle debt associated with such assets.
    During the second quarter of 1992 the Company recognized an extraordinary gain of $1,204,000 in connection with the debt exchange for common stock transaction. An extraordinary gain of $1,433,000 was also recognized in the third quarter with the transfer of real estate assets to creditors to settle corresponding debt. In the fourth quarter of 1992 a charge to earnings of $11,908,000 was recorded to adjust the carrying value of foreclosed assets of the Company's real estate operations. In the fourth quarter of 1991 the Company increased the reserve on real estate assets by $21,000,000 and an increase to the reserve related to the Company's restructuring program of $5,000,000.

                                                    TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
Financial Data

SELECTED FINANCIAL DATA

(in thousands)
Years Ended December 31,             1993        1992        1991         1990          1989
Capital expenditures             $  5,347    $  4,592    $  6,575     $ 14,554      $ 14,098
Depreciation and amortization      10,085      10,598      11,235       11,740        12,422
Current assets                    148,145     135,752     209,051      228,931       373,205
Current liabilities                84,367      75,864     387,085 *    412,901 *     157,004
Working capital                    63,778      59,888    (178,035)*   (183,970)*     216,201
Total assets                      382,438     363,822     466,891      525,994       569,135
Total debt                        262,086     253,824     322,247      334,174       314,080
Long-term debt                    231,669     217,304           -            -       230,272
Long-term realty debt              11,446      12,452           -            -             -
Long-term debt, subject to
  acceleration                          -           -     248,642 *    258,321 *           -
Stockholders' equity               36,542      40,781      53,697       97,435       153,052
Current ratio                         1.8         1.8          .5           .6           2.4
Debt to equity ratio                  7.2         6.2         6.0          3.4           2.1

For the dividends per common share see Stock Market Data on page F-52.

*  Long-term debt, subject to acceleration is included in current liabilities

SUPPLEMENTAL DATA

(in thousands)

Years Ended December 31,            1993         1992        1991         1990          1989
Taxes, other than income:
  Payroll                         $7,060       $7,209      $7,350       $7,417        $7,596
  Property                         1,557        1,721       1,931        1,812         1,678
  Other                              328          382         627          461           623
                                   8,945        9,312       9,908        9,690         9,897

Maintenance and repairs            4,669        4,626       4,628        4,499         4,025
Rent                               5,962        7,334       7,944        7,826         6,815
Advertising                          648          720         958        1,164         1,162
Research and development           3,122        3,904       4,223        3,996         3,822


                                                    Talley Industries, Inc. and Subsidiaries


Stock Market Data



SECURITIES

Two of the Company's securities are listed on the New York Stock Exchange:  Common stock
(TAL) and Series B $1.00 Cumulative Preferred stock (TALB).  Series A Preferred stock is traded occasionally in the over-the-counter market.  Series D Convertible Preferred stock is
owned by one individual and has never been traded.   As of  February 1, 1994,  there  were
2,928 holders of record of Talley Industries, Inc. Common stock.

The high and low sales prices of the Common and Series B Preferred stock on the New York
Stock Exchange, by quarter, for the years ended December 31, 1993 and 1992 were as follows:



                       Common Stock (TAL)                      Series B (TALB)
Quarter             1993              1992                1993               1992
 Ended         High     Low      High      Low       High      Low      High     Low
March         $5       $3 1/8   $4 1/4    $2 3/4    $ 9 3/4   $ 6 1/2  $7 1/2   $5
June           6 3/4    4 1/8    3 1/4     2 1/2     11 1/2     8 3/4   6 1/8    5
September      8        6 1/8    3 1/8     2 1/4     13 1/4    11       6 5/8    5 1/4
December       9        5 1/2    4         2 3/8     14 1/2    10 3/4   7 7/8    5 1/2

                      Talley Industries, Inc. and Subsidiaries


Stock Market Data (continued)


DIVIDENDS

    No Preferred dividends were declared or paid for the four quarters of 1993 and 1992 and the last three quarters of 1991.
Quarterly dividend payments on Series A Preferred and Series B
Preferred stock amounted to 27.5 cents and 25 cents per share, respectively, during each quarter of 1986 through 1990 and the first quarter of 1991. Dividends on Preferred D stock are paid at a quarterly rate of $1.125 per share through the first quarter of 1991.
    No Common stock dividends were declared or paid for the four quarters of 1993 and 1992 and the last three quarters of 1991. In
1989, the dividend was increased from 7.5 cents to 12.5 cents per share. Three quarters in 1989 and all quarters in 1990 were paid at this increased rate. In February 1991, the quarterly dividend was reduced to 5 cents per share.


REGISTRAR

    Chemical Trust Company of California, Post Office Box 712399,
Los Angeles, California 90071.


TRANSFER AGENT

    Common stock, Series A Preferred stock and Series B Preferred stock. Chemical Trust Company of California, Post Office Box
712399, Los Angeles, California 90071.
    10.75% Senior Notes and 12.25% Senior Discount Debentures.
Bank One Ohio Trust Company, 100 E. Broad Street, Columbus, Ohio
43271-0181.

FORM 10-K

    A copy of Talley Industries' Annual Report on Form 10-K to the
Securities and Exchange Commission may be obtained, without charge, by writing to the Treasurer at the Company's Executive Offices.


ANNUAL MEETING

    The annual meeting of shareholders of Talley Industries, Inc.
will be held on May 3, 1994, 11:00 a.m., Mountain Standard Time, at the Ritz-Carlton Hotel, 2401 E. Camelback Road, Phoenix, Arizona
85016.


Subsidiaries/Divisions



GOVERNMENT PRODUCTS AND SERVICES

Electrodynamics, Inc., Rolling Meadows, Illinois.  John W. Kravcik,
President.

John J. McMullen Associates, Inc., New York, New York.   P. Thomas
Diamant, President.

Rowe Industries, Inc., Toledo, Ohio. Haywood W. Bower, Chairman of the Board.

Talley Defense Systems, Inc., Mesa, Arizona.  Edward T. Ryan, Jr.,
President.

Universal Propulsion Company, Inc., Phoenix, Arizona.  Harold G.
Watson, President.


INDUSTRIAL PRODUCTS

Amcan Specialty Steels, Inc., Hermitage, Pennsylvania.  Bruce
Olson, President.

Diversified Stainless Steel of Canada, Inc., Downsview, Ontario,
Canada.  Frank Szabo, President.

Porcelain Products Co., Carey, Ohio.  Haywood W. Bower, President.

Talley Metals Technology, Inc., McBee, South Carolina.  Donald
Bailey, President.

Dimetrics, Inc., Davidson, North Carolina. Arthur M. Squicciarini,
President.


SPECIALTY PRODUCTS

Waterbury Companies, Inc., Waterbury, Connecticut.  Michael J.
Tragakiss, President.


REALTY

Talley Realty Group, Phoenix, Arizona.  Charles Freericks,
President.

DIRECTORS AND CORPORATE MANAGEMENT

DIRECTORS

 William H. Mallender     - Chairman of the Board and Chief
                            Executive Officer*

 Jack C. Crim             - President and Chief Operating Officer

 Neil W. Benson           - Chartered Accountant, Lewis Golden &
                            Co.**

 Paul L. Foster           - Professor of Finance, Saint Joseph's
                            University**

 Townsend Hoopes          - Retired, formerly President, Association
                            of American Publishers, Inc.**

 Fred Israel              - Retired, formerly Senior Partner Israel
                            and Raley

 John D. MacNaughton, Jr. - President, The MacNaughton Co.

 Emiel T. Nielsen, Jr.    - Retired, formerly Vice Chairman, FMC
                            Corporation**

 Joseph A. Orlando        - Independent financial consultant**

 Alex Stamatakis          - Chairman of the Board, Stamatakis
                            Industries, Inc.

 John W. Stodder          - Vice Chairman, Jostens, Inc.*

 Donald J. Ulrich         - Owner and Vice Chairman, Ventura Coastal
                            Corporation

 David Victor             - Member, Meyer, Hendricks, Victor, Osborn
                            & Maledon**

*    Executive Committee Members
**  Audit Committee

CORPORATE MANAGEMENT

 William H. Mallender     - Chairman of the Board and Chief
                            Executive Officer

 Jack C. Crim             - President and Chief Operating Officer

 William E. Bonnell       - Vice President - Human Resources

 Mark S. Dickerson        - Vice President, General Counsel and
                            Secretary

 Kenneth May              - Vice President and Controller

 Daniel R. Mullen         - Vice President and Treasurer

 George W. Poole          - Vice President - Government Relations



                                   TALLEY INDUSTRIES, INC. AND SUBSIDIARIES                    SCHEDULE II
                          Amounts Receivable from Related Parties and Underwriters,
                       Promoters, and Employees Other than Related Parties
                                        December 31, 1993
                                      (dollars in thousands)



                                 Balance at                       DEDUCTIONS               BALANCE AT
                                Beginning of   Additions/    Amounts       Amounts        END OF PERIOD
        Name of Debtor             Period      (Deletions)   Collected   Written off   Current  Not Current
 December 31, 1993:
                                  $  -          $  -          $  -         $  -        $  -       $  -

 December 31, 1992:

 Realty Segment:
   John & Sharon Andersen (a)     $   275       $  (275)      $            $           $          $
   A&K Partners           (b)         200          (200)
   John & Sharon Andersen (c)         125          (125)
                                  $   600       $  (600)      $  -         $  -        $  -       $   -

 December 31, 1991:

 Realty Segment:
   John & Sharon Andersen (a)     $   275       $             $            $           $   275    $   -
   A&K Partners           (b)         205                           5                        5        195
   John & Sharon Andersen (c)         140                          15                       17        108
                                  $   620       $  -          $    20      $  -        $   297    $   303

 FOOTNOTES:

 (a)   Note receivable from an officer of one of the Company's subsidiaries, due April, 1992, accruing interest at 9%, collateralized by a 50% interest in A&K Partners, an Arizona general partnership.
        During 1992, the note was exchanged for property, leaving a zero balance at December 31, 1992.

 (b)   Note receivable from a partnership, of which an officer of one of the Company's subsidiaries is a partner, accruing interest at 10%, payment by monthly installments of principal and interest of
        $2,084 until January 12, 1998 with the balance due February 12, 1998, collateralized by a 30%
        interest in an Arizona joint venture.  During 1992, the note was exchanged for property, leaving a zero balance at December 31, 1992.

 (c)   Note receivable from an officer of one of the Company's subsidiaries, accruing interest at 10%, annual payments of principal and interest of $29,294 due on each December 1, from 1989 to 1993, with the balance due on December 1, 1994, collateralized by a 50% interest in a partnership, of which an officer of one of the Company's subsidiaries is a partner.  During 1992, the note was exchanged for property, leaving a zero balance at December 31, 1992.


                                                               SCHEDULE III
                                                                Page 1 of 6


                          TALLEY INDUSTRIES, INC.
                             (Registrant Only)
                  STATEMENT OF CONDITION (BALANCE SHEET)
                              (IN THOUSANDS)




                                               DECEMBER 31,
                                            1993         1992
Assets

Current assets:
  Cash and cash equivalents               $  5,750     $      -
  Prepaid expenses                             296            -

        Total current assets                 6,046            -



Investment in and advances to affiliates   100,968       97,385

Deferred charges and other assets            3,194            -

         Total assets                     $110,208     $ 97,385



















See accompanying notes and the notes to the consolidated financial statements.

                                                               SCHEDULE III
                                                                Page 2 of 6


                          TALLEY INDUSTRIES, INC.
                             (Registrant Only)
                  STATEMENT OF CONDITION (BALANCE SHEET)
                              (IN THOUSANDS)




                                                DECEMBER 31,
                                             1993         1992
Liabilities and Stockholders' Equity

Current liabilities:
  Accrued expenses                             101          583

        Total current liabilities              101          583

  Long-term debt                            71,667       56,021
  Other liabilities                          1,898            -

Stockholders' equity:
  Preferred stock, $1 par value,
     authorized 5,000,000 shares
     - Series A                                 71           71
     - Series B                              1,548        1,548
     - Series D                                120          120
  Common stock, $1 par value,
     authorized 20,000,000 shares           10,047        9,519
  Capital in excess of par value            86,026       83,537
  Foreign currency translation adjustments    (370)         (83)
  Retained earnings                        (60,429)     (53,931)
                                            37,013       40,781
  Less 33,000 shares of Common stock in
     treasury, at cost                         471            -

       Total stockholders' equity           36,542       40,781

       Total liabilities and
         stockholders' equity             $110,208     $ 97,385





See accompanying notes and the notes to the consolidated financial statements.

                                                                  SCHEDULE III
                                                                   Page 3 of 6


                           TALLEY INDUSTRIES, INC.
                              (Registrant Only)
                           STATEMENT OF OPERATIONS
                             FOR THE YEARS ENDED
                       DECEMBER 31, 1993, 1992 AND 1991
                                (IN THOUSANDS)



                                                     1993     1992      1991

Selling, general and administrative expenses      $  1,695  $      -  $      -
Administrative allocations to subsidiaries               -         -         -
                                                     1,695         -         -

Other income                                            69         -         -
                                                     1,626         -         -

Interest expense                                     7,367     6,942     7,382
                                                    (8,993)   (6,942)   (7,382)
Income tax provision (benefit)                      (3,624)   (4,259)    1,202

Loss before earnings of subsidiaries and
  extraordinary gains                               (5,369)   (2,683)   (8,584)

Extraordinary gain (loss), net of taxes               (568)    1,204         -

Loss from subsidiaries                                (561)  (13,088)  (35,400)

Earnings from discontinued operations, net
  of taxes                                               -         -       825

Net loss                                          $ (6,498) $(14,567) $(43,159)











See accompanying notes and the notes to the consolidated financial statements.

                                                                  SCHEDULE III
                                                                   Page 4 of 6


                           TALLEY INDUSTRIES, INC.
                              (Registrant Only)
                           STATEMENT OF CASH FLOWS
                             FOR THE YEARS ENDED
                       DECEMBER 31, 1993, 1992 AND 1991
                                (IN THOUSANDS)



                                              1993       1992       1991

Cash flows from operating activities        $ (6,919)  $(16,848)  $(42,949)

Cash flows from investing activities:

  Net (increase) decrease in investment
    in subsidiaries, net                        (168)    20,544     17,056
      Cash from investing activities            (168)    20,544     17,056

Cash flows from financing activities:

  Proceeds from long-term debt                70,000          -          -
  Reduction of long-term debt                (56,021)         -          -
  Proceeds from sale of savings bank               -          -     41,603
  Dividends paid                                   -          -       (984)
  Decrease in due from affiliates, net        (1,142)    (3,696)   (14,726)
      Cash from financing activities          12,837     (3,696)    25,893

Increase in cash and cash equivalents          5,750          -          -

    Balance at beginning of year                   -          -          -

    Balance at end of year                  $  5,750   $      -   $      -











See accompanying notes and the notes to the consolidated financial statements.

                                                               SCHEDULE III
                                                                Page 5 of 6


                          TALLEY INDUSTRIES, INC.
                             (Registrant Only)
                       Notes to Financial Statements



The following notes supplement information provided in the notes accompanying the consolidated financial statements.

1.  Basis of Presentation

   Investments in and advances to affiliates represents interest in majority-owned subsidiaries and associated companies. The investments are accounted for on the equity method and, accordingly, the carrying value approximates the Company's equity in the recorded value of the underlying net assets.
   In July 1993, Talley Manufacturing and Technology, Inc. ("Talley Manufacturing"), a wholly-owned subsidiary of Talley Industries, Inc. ("Talley"), was formed. The formation of the Company was in anticipation of the offering of Senior Notes by Talley Manufacturing and Senior Discount Debentures by Talley. Concurrently with the issuance of these securities, Talley contributed the capital stock of its operating subsidiaries (other than its real estate operations held for orderly sale) to Talley Manufacturing, which also assumed a substantial portion of Talley's indebtedness and liabilities. At the same time, the Company entered into a new credit facility with certain lenders. The net proceeds from the Senior Notes, the Senior Discount Debentures and the new credit facility were used to repay substantially all of the indebtedness of Talley and its subsidiaries, including indebtedness assumed by Talley Manufacturing.
   Upon completion of the reorganization of entities under the common control of Talley described above and the new financing, Talley Manufacturing owns all of the capital stock of the operating subsidiaries of Talley (other than the real estate operations held for orderly sale). The financial statements of Talley have been prepared for all periods presented, giving effect to the reorganization described above.


2.  Long-Term Debt
                                                      December 31,
Long-term debt consists of the following:           1993       1992
(balances in thousands)

12-1/4% Senior Discount Debentures, due 2005      $ 71,667   $      -
12.87% - 14.59% subordinated notes                       -     38,344
9% convertible subordinated debentures                   -      7,677
Subordinated notes, interest based on prime
  or LIBOR                                               -     10,000
                                                    71,667     56,021
Less current maturities                                  -          -
Long-term debt                                    $ 71,667   $ 56,021

                                                               SCHEDULE III
                                                                Page 6 of 6


                          TALLEY INDUSTRIES, INC.
                             (Registrant Only)
                       Notes to Financial Statements



3.  Income Taxes

The parent company and its domestic subsidiaries file a consolidated federal income tax return. The provision for income taxes represents the difference between amounts attributable to each subsidiary, generally determined on a separate return basis, and the tax computed on a consolidated basis.

During 1992, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" retroactive to January 1, 1992. This accounting pronouncement requires a change from the deferred to the liability method of computing deferred income taxes. This change had no effect on reported net earnings or loss for 1992 or prior years.


4.  Dividends Received

The registrant received dividends from, or made contributions to consolidated subsidiaries, unconsolidated subsidiaries and 50 percent or less owned persons accounted for by the equity method during the years ended December 31, 1993, 1992 and 1991 of $2,752,000, $(10,499,000) and
$22,367,000, respectively.

                                                                                     SCHEDULE VIII
                                TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                             Valuation and Qualifying Accounts and Reserves
                                            December 31, 1993
                                               (thousands)


                                       Additions
                                Balance at Charged to Charged to              Balance
                                Beginning  Costs and    Other                 at End
        Description             of Period   Expenses   Accounts  Deductions  of Period
Year Ended December 31, 1993:
  Allowance for doubtful
     accounts - accounts
     receivable                  $  867     $  987     $  -       $  763 (a)   $1,091

  Reserves for notes receivable   1,670      1,485        -          881        2,274


Year Ended December 31, 1992:
  Allowance for doubtful
     accounts - accounts
     receivable                  $  881     $  471     $  -       $  485 (a)   $  867

  Reserves for notes receivable   5,279         -         -        3,609        1,670


Year Ended December 31, 1991:
  Allowance for doubtful
     accounts - accounts
     receivable                  $  760     $  666     $  -       $  545 (a)   $  881

  Reserves for notes receivable   4,303      3,783        -        2,807        5,279



Notes:

  (a)  Uncollectible accounts charged against reserves, net of bad debt recoveries.


                                                                                            SCHEDULE IX


                               TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                                         Short-Term Borrowings
                                           December 31, 1993
                                        (dollars in thousands)





                                                Weighted         Maximum          Average           Weighted
         Category of                            Average           Amount          Amount             Average
          Aggregate               Balance       Interest       Outstanding      Outstanding       Interest Rate
         Short-term                 at           Rate at        During the       During the        During the
         Borrowings            End of Period  End of Period  Reporting Period  Reporting Period  Reporting Period
Year Ended December 31, 1993:
  Notes Payable to Banks
    Talley Industries, Inc.        $ -0-           .0%           $ -0-            $ -0-                 .0%


Year Ended December 31, 1992:
  Notes Payable to Banks
    Talley Industries, Inc.        $ -0-           .0%           $37,350          $32,890              7.7%


Year Ended December 31, 1991:
  Notes Payable to Banks
    Talley Industries, Inc.        $37,361        7.4%           $37,938          $37,538              7.5%

                                                                                            SCHEDULE XI
                                                                                            Page 1 of 2
                               TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                           December 31, 1993
                                            (In thousands)





                                      Initial Cost to   Subsequent To        Gross Amount at Which
                                          Company        Acquisition       Carried at Close of Period
                                              Bldgs                             Bldgs
                                               and     Land  Carrying           and      (c)    (a)(b)(d) Accum    Date of   Date
  Description          Encumbrances   Land  Improve  Improve  Costs    Land   Improve  Reserve    Total   Deprec.  Constr.  Acquired
Arizona Corporate
 Park North -           $    33    $  6,209  $-0-    $    85 $   206 $  6,500   $-0-   $  -0-   $  6,500   N/A      N/A      12/89
 (Developed Business
  Park - Ariz.)

Elliot & McQueen -        1,796      17,528    0       2,006   2,528   22,062     0    (9,041)    13,021   N/A      N/A      11/85
 (Industrial Property
  Ariz.)

West Wing Ranch -         1,047      11,053    0         156   3,705   14,914     0    (2,388)    12,526   N/A      N/A      12/87
 (Residential Property
  Ariz.)

McGinty Ranch -           6,793      12,824    0         250   3,638   16,712     0    (4,348)    12,364   N/A      N/A       3/86
 (Resort & Residential
  Calif.)

Las Montanas -           12,708      11,679    0      28,554   8,079   48,312     0         0     48,312   N/A      N/A     Various
 (Resort & Residential
  Calif.)

San Antonio -                 -      14,322    0           6     649   14,977     0    (8,194)     6,783   N/A      N/A       5/90
 (Industrial, Commercial
  & Residential - Texas)

Other - (Each less
 than 5%) (Commercial     3,054      40,512    0       1,042   5,581   47,135     0   (28,772)    18,363   N/A      N/A   9/81-7/93
 Industrial & Residential
 Ariz.)

Collateralized credit
  lines -                 2,809          -     -           -       -        -     -         -          -
  (Various properties)
                        $28,240   $114,127   $-0-    $32,099 $24,386 $170,612   $-0- $(52,743)  $117,869

                                                                                         SCHEDULE XI
                                                                                         Page 2 of 2
                              TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         December 31, 1993
                                           (In thousands)




                                               NOTES:



(a)  CARRYING COSTS - RECONCILIATION OF BEGINNING AND ENDING BALANCE:


                                                Years ended December 31,
                                              1993         1992        1991
BALANCE JANUARY 1                           $108,733     $125,596    $137,126

ADDITIONS

  Acquisition through foreclosure                250            -      11,038
  Full consolidation of previously
    unconsolidated joint ventures             19,128            -           -
  Improvements and carrying costs                  -          187       2,330

DEDUCTIONS

  Cost of Real Estate sold                    (5,272)      (1,086)     (6,882)
  Forfeitures and other                            -       (4,056)          -
  Property given in exchange                  (4,970)           -           -
  Increase in reserve                              -      (11,908)    (18,016)

BALANCE DECEMBER 31                         $117,869     $108,733    $125,596





(b)  The total aggregate cost for income tax purposes is $152,000,000.

(c)  Writedown to net realizable or fair value.

(d)  There were no intercompany profits recognized in connection with above listed properties.

                                                                                      SCHEDULE XII
                             TALLEY INDUSTRIES, INC. AND SUBSIDIARIES                  Page 1 of 2
                                  Mortgage Loans on Real Estate
                                        December 31, 1993
                                          (In thousands)

                                                                                                Principal
                                                                                                Amount of
                                                                                                Loans Sub-
                                                                                                ject to
                                                 Periodic          Face Amount  Carrying(a)(c)  Delinquent
                             Interest            Payment   Prior       of        Amount of      Principal
       Description             Rate       Date     Terms    Liens    Mortgages    Mortgages     or Interest
 Georgia/Canada
   Commercial properties
   with buildings - 2nd
   Mortgage                    9.5%    Mar 1995     (b)       -      $3,829        $2,829       This amount
                                                                                                represents
                                                                                                a receivable
                                                                                                which is in
                                                                                                default at
                                                                                                12-31-93.
 Arizona
   Unimproved commercial
   properties - 1st                    Jul 1994-
   Mortgage                 5.0%-11%   Oct 2008     (b)       -       3,133         2,422

   Unimproved commercial
   properties - 2nd                    Jul 1994-
   Mortgage                  10%-11%   Jul 2011     (b)       -         416           163

   Commercial properties
   with buildings - 2nd
   Mortgage                    12%     Nov 2002     (b)       -         377           425


 California
   Unimproved commercial
   properties - 1st
   Mortgage                    10.0%   Jul 1994     (b)       -         250             -

                                                                     $8,005        $5,839

                                                                                      SCHEDULE XII
                             TALLEY INDUSTRIES, INC. AND SUBSIDIARIES                  Page 2 of 2
                                  Mortgage Loans on Real Estate
                                        December 31, 1993
                                          (In thousands)


 Notes:

   (a)  Carrying amount of mortgages reconciliation of beginning and ending balances:

                                             Years Ended December 31,
                                             1993      1992       1991
 Balance January 1,                        $  8,931  $ 14,277   $ 28,971

   Additions
     New mortgage loans - principal             318       665      1,361
     Net change in accrued interest               -       227          -
     Recognition of deferred gain                 -         1         22


   Deductions
     Collections of principal                (1,888)   (1,079)    (1,374)
     Net change in accrued interest             (12)        -       (283)
     Write-off of interest                        -      (338)         -
     Foreclosures (d)                          (510)        -    (12,593)
     Exchange of notes for other assets
       or in settlement of debt                   -    (8,431)         -
     Reclassification to realty assets            -         -          -
     Change in reserves                      (1,000)    3,609     (1,827)

 Balance December 31,                      $  5,839  $  8,931   $ 14,277


   (b)  Payment terms vary by note, but generally require monthly, quarterly or annual interest and principal payments.

   (c)  The income tax basis of these notes at December 31, 1993 is $8,012,000.  All loans are of the conventional type.

   (d)  Actual or in-substance foreclosures or deeds received in lieu of foreclosure.


                              EXHIBIT INDEX



 3.1 Restated Certificate of Incorporation as presently in effect, a copy of which was attached as Exhibit 2 of Registrant's current report on Form 8-K for the month of July, 1976, incorporated herein by this reference.

 3.2 Certificate of Amendment of Certificate of Incorporation dated May 22, 1987, attached as Exhibit 3 to the Company's Form 10-Q for the quarter ended March 31, 1988, incorporated herein by this reference.

 3.3     By-laws of Registrant as amended March 9, 1993, attached as
         Exhibit 3.3 to the Company's Form 10-K for the year ended December 31, 1992, incorporated herein by this reference.

 4.1 Rights Agreement between Registrant and Manufacturers Hanover Trust Company of California, as Rights Agent, dated as of April 30, 1986, specifying the terms of the Rights (the "Rights Agreement"), attached as Exhibit (a) to the Company's Form 8-K dated April 29, 1986, incorporated herein by this reference.

 4.2 Certificate of Designations for Registrant's Series C $1 Junior Participating Preferred Stock (Exhibit A to the Rights Agreement), attached as Exhibit (b) to the Company's Form 8-K dated April 29, 1986, incorporated herein by this reference.

 4.3     Specimen Right Certificate (Exhibit B to the Rights
         Agreement), attached as Exhibit (c) to the Company's Form 8-K dated April 29, 1986, incorporated herein by this reference.

 4.4 First Amendment to Rights Agreement, dated April 30, 1986, attached as Exhibit 4 to the Company's Form 10-Q for the quarter ended June 30, 1986, incorporated herein by this reference.

 4.5 Form of Purchase Agreement between the Company and a selling shareholder or a representative thereof, attached as Exhibit
         28.1 to the Company's Form S-3 filed on November 14, 1986 (Registration No. 33-10193), incorporated herein by this reference.

 4.6 Report dated May 4, 1987 reporting the April 28, 1987 Board of Directors' declaration of a five-for-four split of the Company's Common Stock, filed on Form 8-K on May 4, 1987, incorporated herein by this reference.

 4.7     Certificate of Designation, Preferences and Rights of Series
         D Cumulative Convertible Preferred Stock which was attached as
         Exhibit 4 of Registrant's current report on Form 8-K dated March 17, 1988, incorporated herein by this reference.

 4.8     Certificate of Designation, Preferences and Rights of Series
         A Preferred Stock of Talley Manufacturing and Technology, Inc., attached as Exhibit 4(e) to the Company's Form S-1 dated October 15, 1993, incorporated herein by reference.

 4.9 Indenture Agreement between Talley Industries, Inc. and Bank One, Columbus, N.A., a national banking association, as Trustee, dated as of October 15, 1993 relating to the 12-1/4% Senior Discount Debentures due 2005 issued by Talley Industries, Inc. and the exhibits thereto, attached as Exhibit
         4.1 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

 4.10 Indenture Agreement among Talley Manufacturing and Technology, Inc., the Subsidiary Guarantors (as defined), Talley Industries, Inc. and Bank One, Columbus, N.A., a national banking association, as Trustee, dated as of October 15, 1993 relating to the 10-3/4% Senior Notes due 2003 issued by Talley Manufacturing and Technology, Inc. and the exhibits thereto, attached as Exhibit 4.2 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

    9 Voting Trust Agreement entered into as of February 29, 1988, by and among Talley Industries, Inc., John J. McMullen and First Interstate Bank of Arizona, N.A. attached as Exhibit 9 of Registrant's current report on Form 8-K dated March 17, 1988, incorporated herein by this reference.

 10.1** Employment Agreement dated June 26, 1984 between the Company and William H. Mallender, attached as Exhibit 10.1 to the Company's Form 10-K for the year ended December 31, 1984, incorporated herein by this reference.

 10.2** Amendment to Employment Agreement dated September 30, 1985, between the Company and William H. Mallender, attached as
         Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1985, incorporated herein by this reference.

 10.3** Second Amendment to Employment Agreement dated February 25, 1986 between the Company and William H. Mallender, attached as
         Exhibit 10.3 to the Company's Annual Report on Form 10-K for the period ended December 31, 1988, incorporated herein by this reference.

 10.4** Third Amendment to Employment Agreement dated December 1, 1988 between the Company and William H. Mallender, attached as
         Exhibit 10.4 to the Company's Annual Report on Form 10-K for the period ended December 31, 1988, incorporated herein by this reference.

 10.5** Fourth Amendment to Employment Agreement dated February 27, 1990 between the Company and William H. Mallender, attached as
         Exhibit 28.2 to the Company's Form 10-Q for the quarter ended March 31, 1990, incorporated herein by this reference.

 10.6** Executive Incentive Plan of the Company adopted March 9, 1983, effective April 1, 1983, attached as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended March 31, 1983, incorporated herein by this reference.

 10.7** Long-Term Incentive Plan of the Company adopted July 26, 1983, attached as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1983, incorporated herein by this reference.

 10.8** Amended and Restated 1978 Stock Option Plan of the Company, adopted July 26, 1983, attached as Exhibit 4.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1983, incorporated herein by this reference.

 10.9** 1990 Stock Option Plan of the Company attached as Exhibit A to the Company's Proxy Statement dated March 21, 1990, incorporated herein by this reference.

 10.10 Partnership Agreement for Phoenix Metro Investors dated December 30, 1983, between Talley Realty Development, Inc., a wholly-owned subsidiary of the Company and Empire Holding Company Limited Partnership, attached as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the period ended December 31, 1983, incorporated herein by this reference.

 10.11 Plan for Deferral of Directors' Fees as established by the Company on December 30, 1975, attached as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the period ended December 31, 1983, incorporated herein by this reference.

 10.12 Amendment dated December 14, 1979 to the Plan for Deferral of Directors' Fees established by the Company on December 30, 1975, attached as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the period ended December 31, 1983, incorporated herein by this reference.

 10.13** Second Amended and Restated 1978 Stock Option Plan of the
         Company, dated July 8, 1987, attached as Exhibit 4.8 to the Company's Form S-8 Registration Statement, filed June 18, 1987, incorporated herein by this reference.

 10.14 Restated Talley Industries, Inc. Retirement Plan Directors Only effective July 28, 1987, dated June 14, 1988, attached as
         Exhibit 10.18 to the Company's Annual Report on Form 10-K for the period ended December 31, 1988, incorporated herein by this reference.

 10.15 License Agreement by and between Talley Industries, Inc., Talley Defense Systems, Inc. and Talley Automotive Products, Inc., and TRW Inc., dated April 21, 1989 attached as Exhibit
         28.1 to the Company's Form 8-K dated April 21, 1989, incorporated herein by this reference.

 10.16** First Amendment to the Talley Industries, Inc. Executive Death and Retirement Supplemental Plan, dated March 25, 1981, attached as Exhibit 10.34 to the Company's Form 10-K for the period ended December 31, 1990, incorporated herein by this reference.

 10.17** Talley Industries, Inc. Executive Death and Retirement
         Supplemental Plan dated July 1, 1987, attached as Exhibit
         10.31 to the Company's Form 10-K for the period ended December 31, 1989, incorporated herein by this reference.

 10.18** Talley Industries, Inc. Restoration Benefit Plan dated
         November 30, 1975, attached as Exhibit 7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1976, incorporated herein by this reference.

 10.19** First Amendment to the Restoration Benefit Plan of Talley
         Industries, Inc., dated January 2, 1990, attached as Exhibit
         10.34 to the Company's Form 10-K for the period ended December 31, 1989, incorporated herein by this reference.

 10.20** Second Amendment to The Restoration Benefit Plan of Talley
         Industries, Inc. dated March 25, 1991, attached as Exhibit
         10.39 to the Company's Form 10-K for the period ended December 31, 1990, incorporated herein by this reference.

 10.21 Interest Rate Swap Agreement dated February 3, 1988 between Security Pacific National Bank and Talley Industries, Inc., attached as Exhibit 28.7 to the Company's Annual Report on Form 10-K for the period ended December 31, 1988, incorporated herein by this reference.

 10.22 First Amendment to Interest Rate Swap Agreement, dated as of November 10, 1992, by and among Bank of America National Trust and Savings Association, Talley Industries, Inc., and Talley Realty Holding Company, Inc., attached as Exhibit (2.7) to the Company's Form 8-K dated November 20, 1992, incorporated herein by this reference.

 10.23 Second Amendment to Talley Industries, Inc. Retirement Plan Directors Only effective January 1, 1991, dated May 7, 1991, attached as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1991, incorporated herein by reference.

 10.24** 1983 Restricted Stock Plan of the Company attached as Exhibit
         B to the Company's Proxy Statement dated June 8, 1983, incorporated herein by reference.

 10.25 Form of Indemnification Procedures Agreement between each director of Holdings and Holdings, attached as Exhibit 10(hh) to Amendment No. 1 of the Company's Form S-1 dated September 10, 1993, incorporated herein by reference.

 10.26 Form of Indemnification Procedures Agreement between Holdings and each director of Holdings who is also an officer, attached as Exhibit 10(ii) to Amendment No. 1 of the Company's Form S-1 dated September 10, 1993, incorporated herein by reference.

 10.27 Form of Indemnification Procedures Agreement between Talley Manufacturing and each of its directors, attached as Exhibit 10(jj) to Amendment No. 1 of the Company's Form S-1 dated September 10, 1993, incorporated herein by reference.

 10.28** Memorandum of Terms and Conditions applicable to:  Performance
         Units granted for calendar years 1993 through 1997 under the 1983 Long-Term Incentive Plan and Stock Options granted in 1993 under The Second Amended and Restated 1978 Stock Option Plan and the 1990 Stock Option Plan, attached as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1993, incorporated herein by reference.

 10.29 Tax Sharing Agreement among Talley Industries, Inc., Talley Manufacturing and Technology, Inc. and each of their respective subsidiaries, dated as of October 22, 1993, attached as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

 10.30 Restructuring, Assumption and Cost sharing Agreement among Talley Industries, Inc., Talley Manufacturing and Technology, Inc. and Talley Real Estate Company, Inc. dated as of October 22, 1993, attached as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

    11*  Computation of earnings per share.

    21*  Subsidiaries of the Registrant.

  23.1* Consent of Company's Independent Public Accountants to the incorporation by reference of their reports for the current year accompanying the financial statements included in the Registrant's Forms S-1, S-3 and S-8 Registration Statements.

  23.2* Consent of Company's Independent Public Accountants to the incorporation by reference of their report for the current year accompanying the financial statements included in the Form 11-K Annual Report (Exhibit 99.1 herein) for the year ended December 31, 1993 into the Registrant's applicable Form S-8 Registration Statements.

  99.1* Annual Report on Form 11-K for The Employee Stock Purchase Plan of Talley Industries, Inc. and Affiliated Companies for the year ended December 31, 1993.

  99.2 Loan and Security Agreement among Talley Manufacturing and Technology, Inc., the Lenders listed therein and Transamerica Business Credit Corporation, as Agent dated October 22, 1993, attached as Exhibit 99.1 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

  99.3 Airbag Collateral Security, Intercreditor and Agency Agreement dated as of October 22, 1993 among Talley Manufacturing and Technology, Inc., Talley Technology, Inc., Talley Defense Systems, Inc., Talley Automotive Products, Inc., Talley Metals Technology, Inc. and Transamerica Business Credit Corporation as Agent and as collateral agent for the Lenders (as defined) and the Senior Note Trustee, Lenders and Bank One, Columbus, N.A., a national banking association, as Trustee for the holders of the 10-3/4% Senior Notes due 2003 issued by Talley Manufacturing and Technology, Inc., attached as Exhibit 99.2 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

  99.4 Form of Subsidiary Loan Agreement dated as of October 22, 1993 between Talley Manufacturing and Technology, Inc. and each of certain subsidiaries, attached as Exhibit 99.3 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

  99.5 Subsidiary Loan and Security Agreement dated as of October 22, 1993 between Talley Manufacturing and Technology, Inc. and Talley Technology, Inc., attached as Exhibit 99.4 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

  99.6 Form of Subsidiary Continuing Guaranty and Security Agreement dated as of October 22, 1993 between Transamerica Business Credit Corporation, a Delaware corporation and each of certain subsidiaries, attached as Exhibit 99.5 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.


     *  Documents marked with an asterisk are filed with this report.


    **  An executive compensation plan or arrangement.