Form 10-Q
period 1994-03-31
TALLEY INDUSTRIES INC
filed 1994-05-13
CIK 96238

Form 10-Q
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549




           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1994

                                     OR

           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to


                         Commission File No. 1-4778


                           TALLEY INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)


             Delaware                             86-0180396
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)


           2702 North 44th Street, Phoenix, Arizona       85008
          (Address of principal executive offices)     (Zip Code)

     Registrant's telephone number, including area code:(602) 957-7711

(Former name, former address and former fiscal year, if changed since last report)

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirement for the past 90 days.

            YES[ X ]                                  NO[   ]

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
Class of Common Stock                                   March 31, 1994
 $1.00 par value                                          10,047,011

                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



                                   INDEX



                                                                    Page No.

Part I  Financial Information


   Consolidated Balance Sheet -
     March 31, 1994 and December 31, 1993                              1

   Consolidated Statement of Earnings -
     Three Months Ended March 31, 1994 and 1993                        2

   Consolidated Statement of Cash Flows -
     Three Months Ended March 31, 1994 and 1993                        3

   Consolidated Statement of Changes in Stockholders'
     Equity - Three Months Ended March 31, 1994 and 1993               4

   Notes to Consolidated Financial Statements                         5-6

   Management's Discussion and Analysis                               7-11





Part II  Other Information


   Legal Proceedings                                                  12

   Defaults Upon Senior Securities                                    13

   Exhibits and Reports on Form 8-K                                   13

   Signatures                                                         14

                       PART I - FINANCIAL INFORMATION

                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheet
                                (thousands)
                                            March 31,  December 31,
                                              1994         1993
ASSETS
  Cash and cash equivalents                 $ 10,645     $ 12,194
  Accounts receivable, net of allowance
    for doubtful accounts of $1,074,000
    at March 31, 1994 and $1,091,000 at
    December 31, 1993                         52,622       60,579
  Inventories, net                            63,816       64,808
  Deferred income taxes                        1,400          900
  Prepaid expenses                             9,488        9,664
    Current assets                           137,971      148,145

  Realty assets                              114,974      117,869
  Long-term receivables                       12,615        9,900
  Property, plant and equipment, net          48,810       49,937
  Intangibles                                 44,388       44,928
  Other assets                                11,545       11,659
    Total assets                            $370,303     $382,438

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current maturities of long-term debt      $  3,187     $  2,176
  Current maturities of realty debt           15,307       16,795
  Accounts payable                            21,825       23,621
  Accrued expenses                            46,812       41,775
     Current liabilities                      87,131       84,367

  Long-term debt                             221,186      231,669
  Long-term realty debt                       13,016       11,446
  Deferred income taxes                        7,216       12,320
  Other liabilities                            5,926        6,094
  Stockholders' equity:
    Preferred stock, $1 par value,
      authorized 5,000,000 shares:
        Series A                                  71           71
        Series B                               1,548        1,548
        Series D                                 120          120
    Common stock, $1 par value,
      authorized 20,000,000 shares            10,047       10,047
  Capital in excess of par value              86,026       86,026
  Foreign currency translation adjustment       (660)        (370)
  Accumulated deficit                        (60,935)     (60,429)
                                              36,217       37,013
    Less 28,000 shares at March 31, 1994
      and 33,000 shares at December 31,
      1993 of Common stock in treasury,
      at cost                                   (389)        (471)
        Total stockholders' equity            35,828       36,542
          Total liabilities and
            stockholders' equity            $370,303     $382,438

The accompanying notes are an integral part of the financial statements.

                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                    Consolidated Statement of Operations
                   (thousands, except per share amounts)




                                            Three Months Ended
                                                 March 31,
                                             1994        1993

Sales                                      $58,817     $60,204
Services                                    15,521      15,119
Royalties                                    3,979       1,794
                                            78,317      77,117
Cost of sales                               44,488      44,412
Cost of services                            13,523      13,196
Selling, general, and administrative
  expenses                                  17,608      13,715
                                            75,619      71,323
Earnings from operations                     2,698       5,794
Other income, net                           (1,551)       (294)
                                             1,147       5,500

Interest expense                             7,125       6,177

Loss before income taxes                    (5,978)       (677)

Income tax benefit (provision)               5,472        (394)
      Net loss                             $(  506)    $(1,071)

Loss applicable to common shares (after
  deduction of preferred stock dividends)  $(1,048)    $(1,614)


Net loss per share of common stock and
  common stock equivalents                   $(.10)      $(.17)


Weighted average shares outstanding         10,018       9,608





The accompanying notes are an integral part of the financial statements.

                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
                    Consolidated Statement of Cash Flows
                                (thousands)


                                               Three Months Ended
                                                    March 31,
                                                 1994      1993

Cash and cash equivalents at beginning
  of year                                      $12,194   $10,168

Cash flows from operating activities:
  Loss from continuing operations                 (506)   (1,071)
  Adjustments to reconcile net income
    to cash flows from operating activities:
     Change in deferred income taxes            (5,604)       87
     Depreciation and amortization               2,400     2,596
     Original issue discount amortization on
       12.25% debentures                         2,120         -
     Gain on sale of property and equipment         (4)      (77)
     Other                                         157       926
  Changes in assets and liabilities, net of
    effects from acquired businesses:
     (Increase) decrease in accounts receivable  5,535    (3,497)
     Decrease in inventories                       992     2,084
     (Increase) decrease in prepaids               176      (445)
     Decrease in realty assets                   2,895     2,163
     Decrease in accounts payable               (1,796)   (2,682)
     Increase in accrued expenses                5,037     2,579
     Other, net                                   (223)    1,062
      Cash flows from operating activities      11,179     3,725

Cash flows from investing activities:
  Purchases of property and equipment             (875)     (773)
  Reduction of long-term receivables                96     1,632
  Increase in long-term receivables               (337)     (350)
  Proceeds from sale of property and equipment       8       101
   Cash flows from investing activities         (1,108)      610

Cash flows from financing activities:
  Repayment of long-term debt                  (96,649)  (25,897)
  Repayment of realty debt                         (28)   (2,287)
  Proceeds from new long-term debt              85,057    25,755
   Cash flows from financing activities        (11,620)   (2,429)

Net increase (decrease) in cash and cash
  equivalents                                   (1,549)    1,906

Total cash and cash equivalents at March 31,   $10,645   $12,074


The accompanying notes are an integral part of the financial statements.

                                TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                        Consolidated Statement of Changes in Stockholders' Equity
                           For the Three Months Ended March 31, 1994 and 1993
                                               (thousands)



                                                                      Capital in
                                      Preferred Stock        Common   Excess of  Treasury  Retained
                               Series A  Series B  Series D   Stock   Par Value   Stock    Earnings
BALANCE AT DECEMBER 31, 1992    $   71    $1,548    $  120   $ 9,519   $83,537    $ -0-    $(53,931)

Net loss                                                                                     (1,071)
Debt of ESOP guaranteed                                                     84
Stock grants                                                     140       403
BALANCE AT MARCH 31, 1993       $   71    $1,548    $  120   $ 9,659   $84,024    $ -0-    $(55,002)


BALANCE AT DECEMBER 31, 1993    $   71    $1,548    $  120   $10,047   $86,026    $ (471)  $(60,429)

Net earnings                                                                                   (506)
Treasury stock issued                                                                 82
BALANCE AT MARCH 31, 1994       $   71    $1,548    $  120   $10,047   $86,026    $ (389)  $(60,935)










The accompanying notes are an integral part of the financial statements.

                TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements



 Note 1 - General

 In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994 and December 31, 1993 and the results of operations for the three-month periods ended March 31, 1994 and 1993, and cash flows and changes in stockholders' equity for the three-month periods ended March 31, 1994 and 1993. Such results, however, may not be indicative of the results for the full year.

 For additional information regarding significant accounting policies, and accounting matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 31, 1993.


 Note 2 - Inventories

 Inventories are summarized as follows (in thousands):

                                       March 31,   December 31,
                                         1994          1993

   Raw materials and supplies           $11,778      $10,293
   Work-in-process                        8,695        9,584
   Finished goods                        26,542       26,470
   Inventories applicable to
     government contracts                16,801       18,461
                                        $63,816      $64,808

 Note 3 - Earnings Per Share

 Common stock equivalents for the three months ended March 31, 1994 and 1993 were anti-dilutive and excluded from the computation of earnings per share. Dividends payable on anti-dilutive preferred stock were deducted from net earnings before calculating the earnings per share amount for the quarter. Earnings per common share assuming full dilution are not reported in either of the periods because the impact would be minimal.

 Note 4 - Sale of Subsidiary

 In July 1993 the Company completed the sale of the net assets of its precision potentiometer business for a cash purchase price of $2.8 million, which approximated the book value of the net assets sold. Sales and pretax earnings of the business sold for the six months ended June 30, 1993 were $2.3 million and $.4 million, respectively.

                TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements



 Note 5 - Income Tax Benefit

 Pursuant to recent legislation passed in the State of Arizona regarding the rules for filing consolidated state income tax returns, the Company has reversed $5.6 million of state income tax accruals to reflect the change in the law. The new law is retroactive to the beginning of 1986.

                TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


 The following is management's discussion and analysis of certain significant factors which have affected the Company.

 A summary of period-to-period changes in the consolidated statement of earnings is shown below (in thousands):

                                                Three Months
                                                   Ended
                                                  March 31,
                                               1994      1993
 REVENUES:

   Government Products and Services          $ 36,258  $ 39,426
   Airbag Royalties                             3,896     1,722
   Industrial Products                         29,200    26,089
   Specialty Products                           5,762     7,180
   Realty                                       3,201     2,700
                                             $ 78,317  $ 77,117
 OPERATING INCOME:

   Government Products and Services          $  4,186  $  5,684
   Airbag Royalty                               3,896     1,722
   Industrial Products                            720       537
   Specialty Products                             610       773
   Realty                                      (1,742)   (  299)
     Total operating income                     7,670     8,417
   Corporate expense                           (6,584)   (3,036)
   Non-segment interest income                     61       119
   Interest expense                            (7,125)   (6,177)
     Loss before income taxes and
       extraordinary gains                   $ (5,978) $ (  677)


Revenues for the three-month period ended March 31, 1994 increased $1.2 million from $77.1 million to $78.3 million, compared with the corresponding period in the prior year. The slight increase in the three-month comparison is primarily the result of increasing revenue in the Airbag Royalties segment and the Steel Operations, offset by decreased revenue in the Government Products and Services segment due to scheduled price reductions under certain extended range munitions contracts and the timing of completion and shipments under other contracts. The pretax loss for the three months ended March 31, 1994 was $6.0 million compared with $.7 million pretax loss in the first three months of the previous year. The loss in the first quarter of 1994 includes a $4.5 million provision for litigation costs related to resolution of claims in connection with the airbag royalties being received from the licensee. Net loss for the three months ended March 31, 1994 was $.5 million, which reflects a tax benefit resulting from reversal of state income tax accruals of $5.6 million, pursuant to a retroactive change in tax laws in the State of Arizona.

Earnings from both the Airbag Royalty segment and the Industrial Products segment improved compared with the prior year. Royalties in the Airbag Royalty segment increased by $2.2 million from $1.7 million in the first three months of 1993 to $3.9 million for the first three months of 1994, while earnings from the Industrial segment improved $.2 million. Earnings from the Government Products and Services segment and the Specialty Products segment for the first three months of 1994, when compared with the first three months of 1993, were $1.5 million and $.2 million lower, respectively. Losses in the Realty segment increased by $1.4 million for the first three months of 1994, when compared with the prior year, as a result of increased property maintenance and development costs.

The gross profit percentage, excluding airbag royalties, of 22.0%, for the three months ended March 31, 1994 was down from the gross profit percentage of 23.5% for the comparable period in 1993. The decrease from the prior year is due to the mix of contracts and lower gross profit on 1994 sales of real estate.

  Government Products and Services. Revenue and earnings in the first quarter of 1994 decreased $3.2 million and $1.5 million, respectively, when compared with the same period in the prior year. These decreases are primarily due to a scheduled pricing reduction under the extended range munitions program following the recovery of the Company's investment in a new production facility, and also due to the timing of completion and shipments under other contracts. Revenue and earnings from the Company's architectural and engineering services company are approximately equal to the comparable period in the prior year.

  Airbag Royalties. Revenue from airbag royalties increased from $1.7 million in the first three months of 1993 to $3.9 million in the first three months of 1994. This increase was due to an increase in airbags manufactured and sold. (Also see "Other Matters" as a separate caption within Management's Discussion and Analysis of Financial Condition and Results of Operations)

  Industrial Products. In the first three months of 1994 Industrial Products sales and earnings increased $3.1 million and $.2 million, respectively, when compared with the first three months of 1993. Increases in sales resulted from improvement in orders for stainless steel bars and rods and increased demand for ceramic insulator products due to harsh winter weather conditions and improved market share. The improvement in earnings resulted from the sales increases and cost reduction and streamlining efforts at the Company's steel and ceramic insulator operations. These increases partially were offset by lower welder products sales and earnings.

  Specialty Products. During the first three months of 1994, sales for the Specialty Products segment decreased 19.7%, from $7.2 million to $5.8 million, while earnings decreased slightly from $.8 million to $.6 million, when compared with the same period in 1993. The decrease in sales and earnings when compared with the prior year is a result of the timing of sales, which are expected to improve during the remainder of 1994.

 Realty. Sales of real estate in the first three months of 1994 were $3.2 million compared with $2.7 million for the comparable period in 1993. The operating loss increased from $.3 million in the first three months of 1993 to $1.7 million in the first three months of 1994, due to increased property maintenance and development costs. On March 28, 1994, a fully consolidated real estate joint venture, in which the Company has a $29.2 million interest, instituted Chapter 11 proceedings in the United States Bankruptcy Court for the District of Arizona. At the same time the joint venture filed a proposed plan of reorganization that would provide for the conversion of substantially all outstanding debt of the joint venture into equity in a new company to be formed to continue the project. A subsidiary of the Company, if the plan is accepted, would own approximately two-thirds of the equity in the new company.

  Other. Interest expense in the first three months of 1994 increased to $7.1 million, from $6.2 million in the comparable period in 1993, mainly due to a major portion of the Company's debt being refinanced from variable rates to higher fixed rates. Corporate overhead increased from $3.0 million to $6.6 million over the comparable period in 1993 due to a $4.5 million provision for litigation costs related to resolution of claims in connection with airbag royalties being received from the licensee. Income tax benefit for the first three months of 1994 was $5.5 million compared to a tax provision of $.4 million in the comparable period in 1993. The net income tax benefit in 1994 is the result of a favorable state tax legislation which resulted in a $5.6 million reversal of taxes previously accrued. Interest income was less in 1994 due to a reduction in long term realty receivables.

Financial Condition, Liquidity and Capital Resources

At March 31, 1994, Talley had $10.7 million in cash and cash equivalents and net working capital of $50.8 million. Cash flow from operating activities for the three months ended March 31, 1994 was $11.2 million, generally the result of the Company's successful efforts toward collection of trade receivables, as compared with $3.7 million generated from operations during the first three months of 1993. Cash used in investing activities during the three months ended March 31, 1994 was $1.1 million, consisting of a net increase in long-term receivables of $.2 million and $.9 million of capital expenditures. Cash used in financing activities of $11.6 million reflects a reduction in debt from cash generated from operations and from cash available at the beginning of the year.

In October 1993, Talley completed a major refinancing program.
This refinancing program included an offering of $185 million of debt securities, consisting of $70 million gross proceeds of Senior Discount Debentures due 2005, issued by the Company to yield 12.25% and $115 million of Senior Notes due 2003, with an interest rate of 10.75% issued by Talley Manufacturing and Technology, Inc. ("Talley
Manufacturing").   In connection with this refinancing, Talley
Manufacturing obtained a secured credit facility with institutional lenders, of which approximately $48 million was initially borrowed.

 Borrowings under the secured credit facility may not exceed the collateral base as defined in the governing credit agreement. The facility consists of a five-year revolving credit facility of up to $40 million and a five-year $20 million term loan facility. At March 31, 1994 availability under the facility, based primarily on inventory and receivable levels, was $54.6 million, of which $36.8 million was borrowed. Upon the occurrence of certain specified events, at any time following the third anniversary of the secured credit facility, the agent thereunder may elect to terminate the facility.

The proceeds from the offering and the initial borrowings under the secured credit facility were used to repay substantially all of the Company's previously outstanding non-real estate debt. The Company anticipates that the new capital structure will support the long-term growth of Talley's core businesses and permit the implementation of its strategy to use proceeds received from the increasing airbag royalties and from the orderly sale of the assets of its real estate operations to reduce its total indebtedness.

As a holding company with no significant operating or income-producing assets beyond its stock interests in Talley Manufacturing and the subsidiaries holding its real estate operations, Talley will be dependent primarily upon distributions from those subsidiaries in order to meet its debt service and other obligations. Talley will be entitled to receive certain distributions from Talley Manufacturing (absent certain defaults under Talley Manufacturing indebtedness) for a period of five years, to be used to fund certain carrying and other costs associated with the orderly disposition of Talley's real estate assets. Additional funding is also available for the real estate costs from the anticipated redemption of preferred stock of Talley Manufacturing purchased for an agreed upon amount by Talley in connection with the October 1993 refinancing and from a portion of the net cash proceeds from the sale of real estate assets. Talley will be required to use certain funds received from Talley Manufacturing and certain funds from real estate sales to make offers to redeem certain indebtedness of Talley. Because the cash available to Talley is required to be used for these specific purposes, and because certain debt covenants limit Talley's ability to incur additional indebtedness, Talley will be dependent upon the payment of dividends from Talley Manufacturing (which payments will generally be limited by debt covenants of Talley Manufacturing) and to future sales of equity securities as its primary sources of discretionary liquidity. To the extent such sources do not provide adequate funds, Talley may be unable to fund expected costs and improvements associated with its real estate holdings or to make cash interest payments on its outstanding indebtedness when required. Nevertheless, and particularly in light of the absence of requirements for Talley to make cash payments of interest on outstanding indebtedness until April 15, 1999, the Company believes that Talley will have funds available in sufficient amounts, and at the required times, to permit Talley to meet its obligations.

Other Matters

As more fully explained in the Commitments and Contingencies note to the December 31, 1993 Consolidated Financial Statements, litigation between the Company and TRW, Inc. (TRW), the buyer of the Company's airbag business and licensee of the Company's technology related thereto, has been pending since 1989. In mid-February 1994 TRW filed a new declaratory judgment action asserting claims already made in the existing action and further claiming the Company, through the actions of a subsidiary, breached a non-compete provision of the Asset Purchase Agreement by rendering services to competitors of TRW, and requesting among other things a court order that a contemporaneous notice and a $26.5 million one-time payment that TRW sent to the Company was valid, entitling it to terminate that airbag royalty and obtain a paid up license to use the Company's airbag technology. On March 1, the Company answered TRW's complaint and also filed counterclaims alleging that TRW had wrongfully terminated the license agreement, had intentionally interfered with Talley's business relationships and had failed to exert reasonable efforts to exploit the exclusive license granted to TRW by the Company.

On March 14, 1994 the Company filed a Motion for an Order requiring TRW to make payment of all quarterly royalties until the lawsuit is finally resolved. The Company sought the Order to avoid the potential harm from cash flow interruption and/or potential loan covenant defaults caused by TRW's failure to pay scheduled royalty payments. A three day hearing on the Company's Motion was completed on May 3, 1994. The Company expects a ruling from the Court on this Motion in the near future. Without regard to how the Court rules on the Motion, the Company intends to ask the Court for an early hearing on the merits of TRW's attempted termination of royalty payments. The Company believes that a final hearing will show that TRW's claims are without merit and that the Court will enter a final Order confirming the Company's right to continue receiving royalty payments.

                        PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

As more fully explained in the Commitments and Contingencies note to the December 31, 1993 Consolidated Financial Statements, litigation between the Company and TRW, Inc. (TRW), the buyer of the Company's airbag business and licensee of the Company's technology related thereto, has been pending since 1989. In mid-February 1994 TRW filed a new declaratory judgment action asserting claims already made in the existing action and further claiming the Company, through the actions of a subsidiary, breached a non-compete provision of the Asset Purchase Agreement by rendering services to competitors of TRW, and requesting among other things a court order that a contemporaneous notice and a $26.5 million one-time payment that TRW sent to the Company was valid, entitling it to terminate that airbag royalty and obtain a paid up license to use the Company's airbag technology. On March 1, the Company answered TRW's complaint and also filed counterclaims alleging that TRW had wrongfully terminated the license agreement, had intentionally interfered with Talley's business relationships and had failed to exert reasonable efforts to exploit the exclusive license granted to TRW by the Company.

On March 14, 1994 the Company filed a Motion for an Order requiring TRW to make payment of all quarterly royalties until the lawsuit is finally resolved. The Company sought the Order to avoid the potential harm from cash flow interruption and/or potential loan covenant defaults caused by TRW's failure to pay scheduled royalty payments. A three day hearing on the Company's Motion was completed on May 3, 1994. The Company expects a ruling from the Court on this Motion in the near future. Without regard to how the Court rules on the Motion, the Company intends to ask the Court for an early hearing on the merits of TRW's attempted termination of royalty payments. The Company believes that a final hearing will show that TRW's claims are without merit and that the Court will enter a final Order confirming the Company's right to continue receiving royalty payments.

On March 28, 1994, a fully consolidated real estate joint venture, in which the Company has a $29.2 million interest, instituted Chapter 11 proceedings in the United States Bankruptcy Court for the District of Arizona. At the same time the joint venture filed a proposed plan of reorganization that would provide for the conversion of substantially all outstanding debt of the joint venture into equity in a new company to be formed to continue the project. A subsidiary of the Company, if the plan is accepted, would own approximately two-thirds of the equity in the new company.
                                   -12-

 Item 3.  Defaults Upon Senior Securities

(b) The Company has not made any dividend payments on its preferred and common shares since the first quarter of 1991, and the ability to pay dividends in the future is limited by the provisions of the Company's debt agreements. Dividends on the shares of Series A, Series B and Series D Preferred stock are cumulative and must be paid in the event of liquidation and before any distribution to holders of Common stock. These dividends are in arrears.

     The Company's preferred stockholders have certain voting rights with respect to the election of two directors which were triggered by the dividend arrearages. The preferred stock does not provide any other voting rights or remedies to the preferred stockholders in the event of a dividend arrearage. Dividends on Series D Preferred Stock currently accrue at $4.50 per share annually. As of February 28, 1998, dividends of $15.75 per share are to be paid annually to holders of any Series D Preferred Stock still outstanding at that time. Annual dividends of $1.10 per share, and $1.00 per share, accrue with respect to outstanding shares of Series A Preferred Stock and Series B Preferred Stock, respectively. Cumulative dividends on preferred shares that have not been declared or paid are approximately: Series A - $234,000 ($3.30 per share), Series B - $4,645,000 ($3.00 per share) and Series D - $1,624,000 ($13.50 per share).


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

      10.3* Talley Industries, Inc. Directors Benefit Plan as established by the Company effective January 1, 1994.

        11*   Computation of Earnings per Common and Common
              Equivalent Share.

*   Documents marked with an asterisk are filed with this report.


(b) Reports on Form 8-K:

      There were no reports on Form 8-K filed for the three months ended March 31, 1994.

                            SIGNATURES




 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     TALLEY INDUSTRIES, INC.
                                     (Registrant)






 Date:    May 12, 1994            By Kenneth May
                                     Kenneth May
                                     Vice President, Controller
                                     Principal Accounting
                                     Officer





 Date:    May 12, 1994            By Mark S. Dickerson
                                     Mark S. Dickerson
                                     Vice President, General
                                     Counsel and Secretary