Form 10-Q
period 1994-06-30
TALLEY INDUSTRIES INC
filed 1994-08-10
CIK 96238

                                 Form 10-Q
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549




           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1994

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

            YES[ X ]                                  NO[   ]

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
Class of Common Stock                            June 30, 1994
 $1.00 par value                                  10,047,142

                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



                                   INDEX


                                                          Page No.

Part I  Financial Information


   Consolidated Balance Sheet -
     June 30, 1994 and December 31, 1993                     1

   Consolidated Statement of Earnings -
     Three Months and Six Months Ended
     June 30, 1994 and 1993                                  2

   Consolidated Statement of Cash Flows -
     Six Months Ended June 30, 1994 and 1993                 3

   Consolidated Statement of Changes in Stockholders'
     Equity - Six Months Ended June 30, 1994 and 1993        4

   Notes to Consolidated Financial Statements               5-6

   Management's Discussion and Analysis                     7-11





Part II  Other Information


   Legal Proceedings                                        12

   Defaults Upon Senior Securities                          13

   Submission of Matters to a Vote of Security Holders      13

   Exhibits and Reports on Form 8-K                         14

   Signatures                                               15

                       PART I - FINANCIAL INFORMATION

                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheet
                                (thousands)
                                            June 30,   December 31,
                                              1994         1993
ASSETS
  Cash and cash equivalents                 $  8,729     $ 12,194
  Accounts receivable, net of allowance
    for doubtful accounts of $1,153,000
    at June 30, 1994 and $1,091,000 at
    December 31, 1993                         53,430       60,579
  Inventories, net                            66,847       64,808
  Deferred income taxes                        1,300          900
  Prepaid expenses                            12,631        9,664
    Current assets                           142,937      148,145

  Realty assets                              114,081      117,869
  Long-term receivables                       12,594        9,900
  Property, plant and equipment, net          47,774       49,937
  Intangibles                                 43,943       44,928
  Other assets                                11,378       11,659
    Total assets                            $372,707     $382,438

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current maturities of long-term debt      $  3,542     $  2,176
  Current maturities of realty debt           15,287       16,795
  Accounts payable                            23,759       23,621
  Accrued expenses                            42,293       41,775
  U.S. & foreign income taxes                    430          -
     Current liabilities                      85,311       84,367

  Long-term debt                             225,346      231,669
  Long-term realty debt                       12,328       11,446
  Deferred income taxes                        7,115       12,320
  Other liabilities                            5,970        6,094
  Stockholders' equity:
    Preferred stock, $1 par value,
      authorized 5,000,000 shares:
        Series A                                  71           71
        Series B                               1,548        1,548
        Series D                                 120          120
    Common stock, $1 par value,
      authorized 20,000,000 shares            10,047       10,047
  Capital in excess of par value              86,026       86,026
  Foreign currency translation adjustment       (657)        (370)
  Accumulated deficit                        (60,213)     (60,429)
                                              36,942       37,013
    Less 22,000 shares at June 30, 1994
      and 33,000 shares at December 31,
      1993 of Common stock in treasury,
      at cost                                   (305)        (471)
        Total stockholders' equity            36,637       36,542
          Total liabilities and
            stockholders' equity            $372,707     $382,438

The accompanying notes are an integral part of the financial statements.
                                    -1-

                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                    Consolidated Statement of Operations
                   (thousands, except per share amounts)




                           Three Months         Six Months
                              Ended                Ended
                             June 30,             June 30,
                          1994      1993       1994      1993

Sales                   $59,219   $67,158    $118,036  $127,362
Services                 15,403    15,622      30,924    30,741
Royalties                 4,872     2,895       8,851     4,689
                         79,494    85,675     157,811   162,792
Cost of sales            44,454    50,983      88,942    95,395
Cost of services         13,410    13,402      26,933    26,598
Selling, general,
  and administrative
  expenses               13,345    14,413      30,953    28,128
                         71,209    78,798     146,828   150,121
Earnings from
 operations               8,285     6,877      10,983    12,671
Other income, net           198      (876)     (1,353)   (1,170)
                          8,483     6,001       9,630    11,501

Interest expense         (7,005)   (6,012)    (14,130)  (12,189)

Earnings (loss) before
  income taxes            1,478       (11)     (4,500)     (688)

Income tax benefit
  (provision)              (756)     (513)      4,716      (907)
    Net earnings (loss) $   722   $  (524)   $    216  $ (1,595)

Earnings (loss) applicable
  to common stock shares
  (after deduction of
  preferred stock
  dividends)            $   180   $(1,066)   $   (868) $ (2,679)

Net earnings (loss) per
  share of common stock
  and common stock
  equivalents             $ .02     $(.11)     $ (.09)    $(.28)


Weighted average shares
  outstanding            10,023     9,659      10,020     9,634




The accompanying notes are an integral part of the financial statements.

                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
                    Consolidated Statement of Cash Flows
                                (thousands)


                                                Six Months Ended
                                                    June 30,
                                                 1994      1993

Cash and cash equivalents at beginning
  of year                                      $12,194   $10,168

Cash flows from operating activities:
  Net earnings (loss)                              216    (1,595)
  Adjustments to reconcile net income
    to cash flows from operating activities:
     Change in deferred income taxes            (5,605)     (349)
     Depreciation and amortization               4,953     5,170
     Original issue discount amortization on
       12.25% debentures                         4,367      -
     Gain on sale of property and equipment         (5)     (182)
     Other                                         939     1,547
  Changes in assets and liabilities, net of
    effects from acquired businesses:
     (Increase) decrease in accounts receivable  4,861    (6,008)
     (Increase) decrease in inventories         (2,039)    6,562
     Increase in prepaids                       (2,967)   (4,031)
     Decrease in realty assets                   3,788     2,486
     Increase in accounts payable                  138     1,223
     Increase (decrease) in accrued expenses     1,218      (316)
     Increase in income tax payable                430      -
     Increase (decrease) in other liabilities     (522)    1,091
     Other, net                                   (341)     (463)
      Cash flows from operating activities       9,431     5,135

Cash flows from investing activities:
  Purchases of property and equipment           (1,984)   (1,861)
  Reduction of long-term receivables               175     1,768
  Increase in long-term receivables               (479)     (488)
  Proceeds from sale of property and equipment      45       309
   Cash flows from investing activities         (2,243)     (272)

Cash flows from financing activities:
  Repayment of long-term debt                 (193,228)  (61,100)
  Repayment of realty debt                        (636)   (2,845)
  Proceeds from new long-term debt             183,204    54,306
  Proceeds from new realty debt                      7      -
   Cash flows from financing activities        (10,653)   (9,639)

Net increase (decrease) in cash and cash
  equivalents                                   (3,465)   (4,776)

Total cash and cash equivalents at June 30,    $ 8,729   $ 5,392




The accompanying notes are an integral part of the financial statements.


                                TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                        Consolidated Statement of Changes in Stockholders' Equity
                             For the Six Months Ended June 30, 1994 and 1993
                                               (thousands)



                                                                      Capital in
                                      Preferred Stock        Common   Excess of  Treasury  Retained
                               Series A  Series B  Series D   Stock   Par Value   Stock    Earnings
BALANCE AT DECEMBER 31, 1992    $   71    $1,548    $  120   $ 9,519   $83,537    $ -0-    $(53,931)

Net loss                                                                                     (1,595)
Debt of ESOP guaranteed                                                    168
Stock grants                                                     140       403
BALANCE AT JUNE 30, 1993        $   71    $1,548    $  120   $ 9,659   $84,108    $ -0-    $(55,526)


BALANCE AT DECEMBER 31, 1993    $   71    $1,548    $  120   $10,047   $86,026    $ (471)  $(60,429)

Net earnings                                                                                    216
Treasury stock issued                                                                166
BALANCE AT JUNE 30, 1994        $   71    $1,548    $  120   $10,047   $86,026    $ (305)  $(60,213)










The accompanying notes are an integral part of the financial statements.

                TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements



 Note 1 - General

 In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994 and December 31, 1993 and the results of operations for the three-month and six-month periods ended June 30, 1994 and 1993, and cash flows and changes in stockholders' equity for the six-month periods ended June 30, 1994 and 1993. Such results, however, may not be indicative of the results for the full year.

 For additional information regarding significant accounting policies, and accounting matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 31, 1993.


 Note 2 - Inventories

 Inventories are summarized as follows (in thousands):

                                       June 30,    December 31,
                                         1994          1993

   Raw materials and supplies           $13,084      $10,293
   Work-in-process                       10,059        9,584
   Finished goods                        26,457       26,470
   Inventories applicable to
     government contracts                17,247       18,461
                                        $66,847      $64,808


 Note 3 - Earnings Per Share

 Common stock equivalents for the six months ended June 30, 1994 and 1993 were anti-dilutive and excluded from the computation of earnings per share. Dividends payable on anti-dilutive preferred stock were deducted from net earnings before calculating the earnings per share amount for the quarter. Earnings per common share assuming full dilution are not reported in either of the periods because the impact would be minimal.


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

 A summary of period-to-period changes in the consolidated statement of earnings is shown below (in thousands):


                              Three Months      Six Months
                                 Ended             Ended
                                June 30,          June 30,
                             1994     1993     1994      1993
REVENUES:

 Government Products
   and Services            $35,454  $48,280  $ 71,712  $ 87,706
 Airbag Royalty              3,909    1,934     7,805     3,656
 Industrial Products        30,835   27,912    60,035    54,001
 Specialty Products          7,885    7,099    13,647    14,279
 Realty                      1,411      450     4,612     3,150
                           $79,494  $85,675  $157,811  $162,792

OPERATING INCOME:

 Government Products
   and Services            $ 3,231  $ 5,909  $  7,417  $ 11,593
 Airbag Royalty              3,909    1,934     7,805     3,656
 Industrial Products         2,323      827     3,043     1,364
 Specialty Products            992    1,040     1,602     1,813
 Realty                       (125)  (1,087)   (1,867)   (1,386)
   Total operating income   10,330    8,623    18,000    17,040
 Corporate expense          (1,923)  (2,693)   (8,507)   (5,729)
 Non-segment interest
   income                       76       71       137       190
 Interest expense           (7,005)  (6,012)  (14,130)  (12,189)
   Earnings (loss) before
     income taxes          $ 1,478  $   (11) $ (4,500) $   (688)


 Revenues for the six-month period ended June 30, 1994 decreased $5.0 million from $162.8 million to $157.8 million, compared with the corresponding period in the prior year. The decrease in the six-month comparison is primarily the result of decreased revenue in the Government Products and Services segment due to scheduled price reductions under certain extended range munitions contracts and the timing of completion and shipments under other contracts, offset by increasing revenue in the Airbag Royalties segment and the Steel Operations in the Industrial Products segment. The pretax loss for the six months ended June 30, 1994 was $4.5 million compared with $.7 million pretax loss in the first six months of the previous year. The loss in the first half of 1994 includes a $4.5 million provision for litigation costs related to resolution of claims in connection with the airbag royalties being received from the licensee, partially offset by a $1.0 million pretax gain on reversion of surplus funds from two previously terminated pension plans. Net earnings for the six months ended June 30, 1994 was $.2 million, which reflects a tax benefit resulting from reversal of state income tax accruals of $5.6 million, pursuant to a retroactive change in tax laws in the State of Arizona.

 Earnings from both the Airbag Royalty segment and the Industrial Products segment improved compared with the prior year.
 Royalties in the Airbag Royalty segment increased by $4.1 million from $3.7 million in the first six months of 1993 to $7.8 million for the first six months of 1994, while earnings from the Industrial Products segment improved $1.7 million. Earnings from the Government Products and Services segment and the Specialty Products segment for the first six months of 1994, when compared with the first six months of 1993, were $4.2 million and $.2 million lower, respectively. Losses in the Realty segment increased by $.5 million for the first six months of 1994, when compared with the prior year, as a result of increased property maintenance and development costs.

 The gross profit percentage, excluding airbag royalties, of 22.2%, for the six months ended June 30, 1994 was down slightly from the gross profit percentage of 22.8% for the comparable period in 1993. The decrease from the prior year is primarily due to the mix of contracts.

   Government Products and Services. Revenue and earnings in the first half of 1994 decreased $16.0 million and $4.2 million, respectively, when compared with the same period in the prior year. These decreases are primarily due to a scheduled pricing reduction under the extended range munitions program following the recovery of the Company's investment in a new production facility, and also due to the timing of completion and shipments under other contracts. Revenue and earnings from the Company's architectural and engineering services company are approximately equal to the comparable period in the prior year.

   Airbag Royalties. Revenue from airbag royalties increased from $3.7 million in the first six months of 1993 to $7.8 million in the first six months of 1994. The increased royalty is the result of the recovering automobile and light truck industry and increasing airbag implementation rates. (Also see "Other Matters" as a separate caption within Management's Discussion and Analysis of Financial Condition and Results of Operations)

  Industrial Products. In the first six months of 1994 Industrial Products sales and earnings increased $6.0 million and $1.7 million, respectively, when compared with the first six months of 1993. Increases in sales resulted from improvement in orders for stainless steel bars and rods and increased demand for ceramic insulator products due to harsh winter weather conditions and improved market share. The improvement in earnings resulted from the sales increases and cost reduction and streamlining efforts at the Company's steel and ceramic insulator operations. These increases partially were offset by lower welder products sales and earnings.

   Specialty Products. During the first six months of 1994, sales for the Specialty Products segment decreased 4.4%, from $14.3 million to $13.6 million, while earnings decreased slightly from $1.8 million to $1.6 million, when compared with the same period in 1993. The decrease in sales and earnings when compared with the prior year is a result of the timing of sales, which are expected to improve during the remainder of 1994.

   Realty. Sales of real estate in the first six months of 1994 were $4.6 million compared with $3.2 million for the comparable period in 1993. The operating loss increased from $1.4 million in the first six months of 1993 to $1.9 million in the first six months of 1994, due to increased property maintenance and development costs. On March 28, 1994, a fully consolidated real estate joint venture, in which the Company has a $29.2 million interest, instituted Chapter 11 proceedings in the United States Bankruptcy Court for the District of Arizona. At the same time the joint venture filed a proposed plan of reorganization that would provide for the conversion of substantially all outstanding debt of the joint venture into equity in a new company to be formed to continue the project. A subsidiary of the Company would own approximately two-thirds of the equity in the new company, if the plan is accepted.

   Other. Interest expense in the first six months of 1994 increased to $14.1 million, from $12.2 million in the comparable period in 1993, mainly due to a major portion of the Company's debt being refinanced from variable rates to higher fixed rates. Corporate overhead increased from $5.7 million to $8.5 million over the comparable period in 1993 due primarily to a $4.5 million provision for litigation costs related to resolution of claims in connection with airbag royalties being received from the licensee. Income tax benefit for the first six months of 1994 was $4.7 million compared to a tax provision of $.9 million in the comparable period in 1993. The tax benefit in 1994 is the result of a favorable state tax legislation which resulted in a $5.6 million reversal of state income taxes previously accrued.

 Financial Condition, Liquidity and Capital Resources

 At June 30, 1994, Talley had $8.7 million in cash and cash equivalents and net working capital of $57.6 million. Cash flow from operating activities for the six months ended June 30, 1994 was $9.4 million, generally the result of the Company's successful efforts toward collection of trade receivables and the sale of realty assets, offset in part by increases in inventories and prepaid expenses. Cash generated from operations during the first six months of 1993 was $5.1 million. Cash used in investing activities during the six months ended June 30, 1994 was $2.2 million, consisting of a net increase in long-term receivables of $.3 million and $2.0 million of capital expenditures. Cash used in financing activities of $10.7 million reflects a reduction in debt from cash generated from operations and from cash available at the beginning of the year.

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

 Borrowings under the secured credit facility may not exceed the collateral base as defined in the governing credit agreement.
 The facility consists of a five-year revolving credit facility of up to $40 million and a five-year $20 million term loan facility. At June 30, 1994 availability under the facility, based primarily on inventory and receivable levels, was approximately $54 million, of which approximately $37 million was borrowed. Upon the occurrence of certain specified events, at any time following the third anniversary of the secured credit facility, the agent thereunder may elect to terminate the facility.

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


 Other Matters

 As more fully explained in the Commitments and Contingencies note to the December 31, 1993 Consolidated Financial Statements, litigation between the Company and TRW, Inc. (TRW), the buyer of the Company's airbag business and licensee of the Company's technology related thereto, has been pending since 1989. In mid-February 1994 TRW filed a new declaratory judgment action asserting claims already made in the existing action and further claiming the Company, through the actions of a subsidiary, breached a non-compete provision of the Asset Purchase Agreement by rendering services to competitors of TRW, and requesting among other things a court order that a contemporaneous notice and a $26.5 million one-time payment that TRW sent to the Company was valid, entitling it to terminate that airbag royalty and obtain a paid up license to use the Company's airbag technology. On March 1, 1994 the Company answered TRW's complaint and also filed counterclaims alleging that TRW had wrongfully terminated the license agreement, had intentionally interfered with Talley's business relationships and had failed to exert reasonable efforts to exploit the exclusive license granted to TRW by the Company.

 On March 14, 1994 the Company filed a Motion for an Order requiring TRW to make payment of all quarterly royalties until the lawsuit is finally resolved. The Company sought the Order to avoid the potential harm from cash flow interruption and/or potential loan covenant defaults caused by TRW's failure to pay scheduled royalty payments. A three day hearing on the Company's Motion was completed on May 3, 1994 and on May 23, 1994 the Court granted the Company's motion for a preliminary injunction. The Court ordered TRW to continue paying royalties to the Company pending conclusion of the lawsuit. The Company believes that a final hearing will show that TRW's claims are without merit and that the Court will enter a final Order confirming the Company's right to continue receiving royalty payments.

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

 On March 14, 1994 the Company filed a Motion for an Order requiring TRW to make payment of all quarterly royalties until the lawsuit is finally resolved. The Company sought the Order to avoid the potential harm from cash flow interruption and/or potential loan covenant defaults caused by TRW's failure to pay scheduled royalty payments. A three day hearing on the Company's Motion was completed on May 3, 1994 and on May 23, 1994 the Court granted the Company's motion for a preliminary injunction. The Court ordered TRW to continue paying royalties to the Company pending conclusion of the lawsuit. The Company believes that a final hearing will show that TRW's claims are without merit and that the Court will enter a final Order confirming the Company's right to continue receiving royalty payments.

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

     The Company's preferred stockholders have certain voting
      rights with respect to the election of two directors which were triggered by the dividend arrearages. The preferred stock does not provide any other voting rights or remedies to the preferred stockholders in the event of a dividend arrearage. Dividends on Series D Preferred Stock currently accrue at $4.50 per share annually. As of February 28, 1998, dividends of $15.75 per share are to be paid annually to holders of any Series D Preferred Stock still outstanding at that time. Annual dividends of $1.10 per share, and $1.00 per share, accrue with respect to outstanding shares of Series A Preferred Stock and Series B Preferred Stock, respectively. Cumulative dividends on preferred shares that
      have not been declared or paid are approximately:   Series
      A - $254,000 ($3.575 per share), Series B - $5,032,000
      ($3.25 per share) and Series D - $1,759,000 ($14.625 per
      share).


 Item 4.  Submission of Matters to a Vote of Security Holders

 (a) The Registrant held its Annual Meeting of Stockholders on
      May 3, 1994.

 (b) All of management's nominees for directors as listed in the proxy statement were elected.

 (c) The results of the election of directors were as follows:

                                Votes      Votes
                                 For      Withheld   Abstentions
     Directors Elected by
     Common Stockholders

     Neil Benson              8,383,050    331,937        -
     Townsend Hoopes          8,377,787    337,200        -
     William H. Mallender     8,714,987    371,927        -
     Emiel J. Nielsen, Jr.    8,377,914    337,073        -

     Directors Elected by
     Preferred Stockholders

     Paul L. Foster           1,227,215     37,084        -
     Joseph A. Orlando        1,225,286     39,013        -

     No other matters were voted upon at the annual meeting.

 Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits:

       4.1*   Stock Registration Rights and Escrow Agreement,
               dated as of July 18, 1994, by and among Talley Industries, Inc., Waterbury Companies, Inc. and The Ball and Socket Manufacturing Company, Inc.

      10.1*   First Amendment to Loan and Security Agreement by
               and among Talley Manufacturing and Technology, Inc. and Transamerica Business Credit Corporation, as agent.

      10.2*   Second Amendment to Loan and Security Agreement by
               and among Talley Manufacturing and Technology, Inc. and Transamerica Business Credit Corporation, as agent.

        11*   Computation of Earnings per Common and Common
               Equivalent Share.

 *   Documents marked with an asterisk are filed with this report.


 (b) Reports on Form 8-K:

      There were no reports on Form 8-K filed for the six months ended June 30, 1994.

                               SIGNATURES




 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     TALLEY INDUSTRIES, INC.
                                     (Registrant)






 Date:  August 9, 1994            By Kenneth May
                                     Kenneth May
                                     Vice President, Controller
                                     Principal Accounting
                                     Officer





 Date:  August 9, 1994            By Mark S. Dickerson
                                     Mark S. Dickerson
                                     Vice President, General
                                     Counsel and Secretary