Form 10-Q
period 1994-09-30
TALLEY INDUSTRIES INC
filed 1994-11-07
CIK 96238

                                 Form 10-Q
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549




           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1994

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

            YES[ X ]                                  NO[   ]

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
Class of Common Stock                          September 30, 1994
 $1.00 par value                                   10,047,181

                   TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



                                   INDEX



                                                                    Page No.

Part I  Financial Information


   Consolidated Balance Sheet -
     September 30, 1994 and December 31, 1993                          1

   Consolidated Statement of Earnings -
     Three Months and Nine Months Ended
     September 30, 1994 and 1993                                       2

   Consolidated Statement of Cash Flows -
     Nine Months Ended September 30, 1994 and 1993                     3

   Consolidated Statement of Changes in Stockholders'
     Equity - Nine Months Ended September 30, 1994
     and 1993                                                          4

   Notes to Consolidated Financial Statements                         5-6

   Management's Discussion and Analysis                               7-12





Part II  Other Information


   Legal Proceedings                                                  13

   Defaults Upon Senior Securities                                    14

   Exhibits and Reports on Form 8-K                                   15

   Signatures                                                         16

                       PART I - FINANCIAL INFORMATION

                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheet
                                (thousands)
                                         September 30,  December 31,
                                             1994          1993
ASSETS
  Cash and cash equivalents               $  8,250        $ 12,194
  Accounts receivable, net of allowance
    for doubtful accounts of $1,212,000
    at September 30, 1994 and $1,091,000
    at December 31, 1993                    48,028          60,579
  Inventories, net                          66,139          64,808
  Deferred income taxes                      1,000             900
  Prepaid expenses                          10,458           9,664
    Current assets                         133,875         148,145

  Realty assets                            111,928         117,869
  Long-term receivables                     13,592           9,900
  Property, plant and equipment, net        46,854          49,937
  Intangibles                               46,864          44,928
  Other assets                              10,342          11,659
    Total assets                          $363,455        $382,438

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current maturities of long-term debt    $  3,545        $  2,176
  Current maturities of realty debt         13,899          16,795
  Accounts payable                          25,154          23,621
  Accrued expenses                          41,338          41,775
  U.S. & foreign income taxes                  540             -
     Current liabilities                    84,476          84,367

  Long-term debt                           216,615         231,669
  Long-term realty debt                     11,459          11,446
  Deferred income taxes                      6,819          12,320
  Other liabilities                          6,103           6,094
  Stockholders' equity:
    Preferred stock, $1 par value,
      authorized 5,000,000 shares:
        Series A                                71              71
        Series B                             1,548           1,548
        Series D                               120             120
    Common stock, $1 par value,
      authorized 20,000,000 shares          10,047          10,047
  Capital in excess of par value            86,026          86,026
  Foreign currency translation adjustment     (440)           (370)
  Accumulated deficit                      (59,250)        (60,429)
                                            38,122          37,013
    Less 9,800 shares at September 30,
      1994 and 33,000 shares at December
      31, 1993 of Common stock in
      treasury, at cost                       (139)           (471)
        Total stockholders' equity          37,983          36,542
          Total liabilities and
            stockholders' equity          $363,455        $382,438

The accompanying notes are an integral part of the financial statements.

                    TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statement of Operations
                     (thousands, except per share amounts)




                           Three Months         Nine Months
                              Ended                Ended
                           September 30,       September 30,
                          1994      1993       1994      1993

Sales                   $62,606   $66,018    $180,642  $193,380
Services                 14,459    16,284      45,383    47,025
Royalties                 4,284     2,098      13,135     6,787
                         81,349    84,400     239,160   247,192

Cost of sales            44,980    48,365     133,922   143,760
Cost of services         12,677    13,959      39,610    40,557
Selling, general,
  and administrative
  expenses               15,004    16,487      45,957    44,615
                         72,661    78,811     219,489   228,932
Earnings from
 operations               8,688     5,589      19,671    18,260
Other expenses, net        (594)     (845)     (1,947)   (2,015)

Interest expense         (6,950)   (5,928)    (21,080)  (18,117)

Earnings (loss) before
  income taxes            1,144    (1,184)     (3,356)   (1,872)

Income tax benefit
  (provision)              (181)     (501)      4,535    (1,408)
    Net earnings (loss) $   963   $(1,685)   $  1,179  $ (3,280)

Earnings (loss) applicable
  to common stock shares
  (after deduction of
  preferred stock
  dividends)            $   421   $(2,227)   $   (447) $ (4,906)

Net earnings (loss) per
  share of common stock
  and common stock
  equivalents             $ .04     $(.23)     $ (.04)    $(.51)


Weighted average shares
  outstanding            10,033     9,659      10,025     9,642





The accompanying notes are an integral part of the financial statements.

                    TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                  (thousands)


                                               Nine Months Ended
                                                 September 30,
                                                 1994      1993

Cash and cash equivalents at beginning
  of year                                      $ 12,194  $10,168

Cash flows from operating activities:
  Net earnings (loss)                             1,179   (3,280)
  Adjustments to reconcile net income
    to cash flows from operating activities:
     Change in deferred income taxes             (5,601)    (353)
     Depreciation and amortization                7,329    7,545
     Original issue discount amortization on
       12.25% debentures                          6,636      -
     Gain on sale of property and equipment        (127)    (174)
     Other                                          671    2,067
  Changes in assets and liabilities, net of
    effects from acquired businesses:
     (Increase) decrease in accounts receivable  10,950   (6,428)
     (Increase) decrease in inventories            (163)   4,649
     Increase in prepaids                          (794)  (2,211)
     Decrease in realty assets                    5,941    5,001
     Increase (decrease) in accounts payable      1,533   (1,347)
     Increase in accrued expenses                   263    8,491
     Increase in income tax payable                 540      -
     Increase (decrease) in other liabilities      (601)   1,020
     Other, net                                    (566)  (1,351)
      Cash flows from operating activities       27,190   13,629

Cash flows from investing activities:
  Purchase of assets of acquired business        (5,425)     -
  Proceeds from sale of subsidiary                  -      2,756
  Purchases of property and equipment            (2,532)  (3,407)
  Reduction of long-term receivables                269    1,815
  Increase in long-term receivables                (505)    (767)
  Proceeds from sale of property and equipment      202      334
   Cash flows from investing activities          (7,991)     731

Cash flows from financing activities:
  Repayment of long-term debt                  (294,225) (93,176)
  Repayment of realty debt                       (2,129)  (5,243)
  Proceeds from new long-term debt              273,204   81,732
  Proceeds from new realty debt                       7      -
   Cash flows from financing activities         (23,143) (16,687)


Net decrease in cash and cash equivalents        (3,944)  (2,327)

Total cash and cash equivalents at
  September 30,                                $  8,250  $ 7,841


The accompanying notes are an integral part of the financial statements.



                                TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                        Consolidated Statement of Changes in Stockholders' Equity
                          For the Nine Months Ended September 30, 1994 and 1993
                                               (thousands)



                                                                  Capital in
                                     Preferred Stock      Common  Excess of Treasury Retained
                              Series A  Series B Series D  Stock  Par Value  Stock   Earnings
BALANCE AT DECEMBER 31, 1992   $   71    $1,548   $  120  $ 9,519  $83,537   $ -0-   $(53,931)

Net loss                                                                               (3,280)
Debt of ESOP guaranteed                                                251
Stock grants                                                  140      403
BALANCE AT SEPTEMBER 30, 1993  $   71    $1,548   $  120  $ 9,659  $84,191   $ -0-   $(57,211)


BALANCE AT DECEMBER 31, 1993   $   71    $1,548   $  120  $10,047  $86,026   $ (471) $(60,429)

Net earnings                                                                            1,179
Treasury stock issued                                                           332
BALANCE AT SEPTEMBER 30, 1994  $   71    $1,548   $  120  $10,047  $86,026   $ (139) $(59,250)










The accompanying notes are an integral part of the financial statements.

                TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements



 Note 1 - General

 In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1994 and December 31, 1993 and the results of operations for the three-month and nine-month periods ended September 30, 1994 and 1993, and cash flows and changes in stockholders' equity for the nine-month periods ended September 30, 1994 and 1993. Such results, however, may not be indicative of the results for the full year.

 For additional information regarding significant accounting policies, and accounting matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 31, 1993.


 Note 2 - Inventories

 Inventories are summarized as follows (in thousands):

                                    September 30,  December 31,
                                        1994           1993

   Raw materials and supplies         $12,301        $10,293
   Work-in-process                      9,612          9,584
   Finished goods                      27,437         26,470
   Inventories applicable to
     government contracts              16,789         18,461
                                      $66,139        $64,808


 Note 3 - Earnings Per Share

 Common stock equivalents for the nine months ended September 30, 1994 and 1993 were anti-dilutive and excluded from the computation of earnings per share. Dividends payable on anti-dilutive preferred stock were deducted from net earnings before calculating the earnings per share amount for the quarter. Earnings per common share assuming full dilution are not reported in either of the periods because the impact would be minimal.

                TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements



 Note 4 - Sale of Subsidiary

 In July 1993 the Company completed the sale of the net assets of its precision potentiometer business for a cash purchase price of $2.8 million, which approximated the book value of the net assets sold. Sales and pretax earnings of the business sold for the six months ended June 30, 1993 were $2.3 million and $.4 million, respectively.


 Note 5 - Business Acquisition

 In July 1994, a subsidiary of the Company acquired certain assets of the Ball and Socket Manufacturing Company, Inc., a manufacturer of metal buttons. The purchase price was approximately $5.4 million, including liabilities assumed of $2.8 million and 323,232 shares of Talley Common stock scheduled for issuance two years after closing.


 Note 6 - State Income Taxes

 Pursuant to recent legislation passed in the State of Arizona regarding the rules for filing consolidated state income tax returns, the Company has reversed $5.6 million of state income tax accruals to reflect the change in the law. The new law is retroactive to the beginning of 1986. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters" concerning state income tax liability for years prior to 1986.)

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

 A summary of period-to-period changes in the consolidated statement of earnings is shown below (in thousands):


                              Three Months      Nine Months
                                 Ended             Ended
                             September 30,      September 30,
                             1994     1993     1994      1993
REVENUES:

 Government Products
   and Services            $33,909  $43,940  $105,621  $131,646
 Airbag Royalty              4,168    2,111    11,973     5,767
 Industrial Products        33,825   28,085    93,860    82,086
 Specialty Products          8,141    7,618    21,788    21,897
 Realty                      1,306    2,646     5,918     5,796
                           $81,349  $84,400  $239,160  $247,192

OPERATING INCOME:

 Government Products
   and Services            $ 4,662  $ 6,575  $ 12,079  $ 18,168
 Airbag Royalty              4,168    2,111    11,973     5,767
 Industrial Products         2,079      993     5,122     2,357
 Specialty Products            942    1,103     2,544     2,916
 Realty                     (1,123)  (1,015)   (2,990)   (2,401)
   Total operating income   10,728    9,767    28,728    26,807
 Corporate expense          (2,731)  (5,110)  (11,238)  (10,839)
 Non-segment interest
   income                       97       87       234       277
 Interest expense           (6,950)  (5,928)  (21,080)  (18,117)
   Earnings (loss) before
     income taxes          $ 1,144  $(1,184) $ (3,356) $ (1,872)


 Revenues for the nine-month period ended September 30, 1994 decreased $8 million from $247.2 million to $239.2 million, compared with the corresponding period in the prior year. The decrease in the nine-month comparison is primarily the result of decreased revenue in the Government Products and Services segment due to scheduled price reductions under certain extended range munitions contracts and the timing of completion and shipments under other contracts, offset by increasing revenue in the Airbag Royalties segment and the Steel Operations in the Industrial Products segment. The pretax loss for the nine months ended September 30, 1994 was $3.4 million compared with $1.9 million pretax loss in the first nine months of the previous year. The loss in the first nine months of 1994 includes a $4.5 million provision for litigation costs related to resolution of claims in connection with the airbag royalties being received from the licensee, partially offset by a $1.0 million pretax gain on reversion of surplus funds from two previously terminated pension plans. Net earnings for the nine months ended September 30, 1994 was $1.2 million, which reflects a tax benefit resulting from reversal of state income tax accruals of $5.6 million, pursuant to a retroactive change in tax laws in the State of Arizona.

 Earnings from both the Airbag Royalty segment and the Industrial Products segment improved compared with the prior year.
 Royalties in the Airbag Royalty segment increased by $6.2 million from $5.8 million in the first nine months of 1993 to $12 million for the first nine months of 1994, while earnings from the Industrial Products segment improved $2.8 million. Earnings from the Government Products and Services segment and the Specialty Products segment for the first nine months of 1994, when compared with the first nine months of 1993, were $6.1 million and $.4 million lower, respectively. Losses in the Realty segment increased by $.6 million for the first nine months of 1994, when compared with the prior year, as a result of increased property maintenance and development costs.

 The gross profit percentage, excluding airbag and other royalties, of 23.2%, for the nine months ended September 30, 1994 was down slightly from the gross profit percentage of 23.7% for the comparable period in 1993. The decrease from the prior year is primarily due to the mix of contracts.

   Government Products and Services. Revenue and earnings in the first nine months of 1994 decreased $26 million and $6.1 million, respectively, when compared with the same period in the prior year. These decreases are primarily due to a scheduled pricing reduction under the extended range munitions program following the recovery of the Company's investment in a new production facility, and also due to the timing of completion and shipments under other contracts.

   Airbag Royalties. Revenue from airbag royalties increased from $5.8 million in the first nine months of 1993 to $12 million in the first nine months of 1994. The increased royalty is the result of the recovering automobile and light truck industry and increasing airbag implementation rates. (Also see "Other Matters" as a separate caption within Management's Discussion and Analysis of Financial Condition and Results of Operations)

  Industrial Products. In the first nine months of 1994 Industrial Products sales and earnings increased $11.8 million and $2.8 million, respectively, when compared with the first nine months of 1993. Increases in sales and earnings resulted from improvement in orders for stainless steel bars and rods and increased demand for ceramic insulator products due to increased construction activity and improved market share. These increases partially were offset by lower welder products sales and earnings.

   Specialty Products. During the first nine months of 1994, sales for the Specialty Products segment decreased $.1 million, from $21.9 million to $21.8 million, while earnings also decreased slightly from $2.9 million to $2.5 million, when compared with the same period in 1993. The decrease in sales and earnings when compared with the prior year is primarily a result of a decrease in demand for certain consumer products.

   Realty. Sales of real estate in the first nine months of 1994 were $5.9 million compared with $5.8 million for the comparable period in 1993. The operating loss increased from $2.4 million in the first nine months of 1993 to $3 million in the first nine months of 1994, due to increased property maintenance and development costs. On March 28, 1994, a fully consolidated real estate joint venture, in which the Company has a $29.2 million interest, instituted Chapter 11 proceedings in the United States Bankruptcy Court for the District of Arizona. At the same time the joint venture filed a proposed plan of reorganization that would provide for the conversion of substantially all outstanding debt of the joint venture into equity in a new company to be formed to continue the project. A subsidiary of the Company would own approximately two-thirds of the equity in the new company, if the plan is accepted.

   Other. Interest expense in the first nine months of 1994 increased to $21.1 million, from $18.1 million in the comparable period in 1993, mainly due to a major portion of the Company's debt being refinanced from variable rates to higher fixed rates. Corporate overhead increased from $10.8 million to $11.2 million over the comparable period in 1993. While the Corporate overhead expenses are comparable in the two periods, the amounts are above normal levels due to a provision for litigation costs in 1994 of $4.5 million related to resolution of claims in connection with airbag royalties being received from the licensee and due to increases in period costs associated with the Company's refinancing efforts in 1993. Income tax benefit for the first nine months of 1994 was $4.5 million compared to a tax provision of $1.4 million in the comparable period in 1993. The tax benefit in 1994 is the result of a favorable state tax legislation which resulted in a $5.6 million reversal of state income taxes previously accrued.

 Financial Condition, Liquidity and Capital Resources

 At September 30, 1994, Talley had $8.3 million in cash and cash equivalents and net working capital of $49.4 million. Cash flow from operating activities for the nine months ended September 30, 1994 was $27.2 million, generally the result of the Company's successful efforts toward collection of trade receivables and the sale of realty assets, offset in part by increases in inventories and prepaid expenses. The receivable balance at September 30, 1994 is down from the balance at December 31, 1993 and more in line with historical levels after collections were received on major contracts. Cash generated from operations during the first nine months of 1993 was $13.6 million. Cash used in investing activities during the nine months ended September 30, 1994 was $8 million, consisting of purchase of the assets of the

 Ball and Socket Manufacturing Company for $5.4 million and the balance was for capital expenditures. Cash used in financing activities of $23.1 million reflects a reduction in debt from cash generated from operations and from cash available at the beginning of the year.

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

 Borrowings under the secured credit facility may not exceed the collateral base as defined in the governing credit agreement.
 The facility consists of a five-year revolving credit facility of up to $40 million and a five-year $20 million term loan facility. At September 30, 1994 availability under the facility, based primarily on inventory and receivable levels, was approximately $49.0 million, of which approximately $29.0 million was borrowed. Upon the occurrence of certain specified events, at any time following the third anniversary of the secured credit facility, the agent thereunder may elect to terminate the facility.

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


 Other Matters

 The Financial Accounting Standards Board has issued a Proposed Statement of Financial Accounting Standards titled "Accounting for the Impairment of Long-Lived Assets" (the "Proposed Statement") which, if adopted in its present form, could have a material impact on the results of operations and financial position of the Company in the year of adoption.

 The application of this Proposed Statement would require the Company to carry the inventories of land and land under development owned by its subsidiaries holding its real estate operations at the lower of cost or fair value less cost to sell. The Company, consistent with existing generally accepted accounting principles, currently states the majority of its land and land under development at the lower of cost or net realizable value. The Company has not quantified the effect of the Proposed Statement.

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

 On March 14, 1994 the Company filed a Motion for an Order requiring TRW to make payment of all quarterly royalties until the lawsuit is finally resolved. The Company sought the Order to avoid the potential harm from cash flow interruption and/or potential loan covenant defaults caused by TRW's failure to pay scheduled royalty payments. A three day hearing on the Company's Motion was completed on May 3, 1994 and on May 23, 1994 the Court granted the Company's motion for a preliminary injunction. The Court ordered TRW to continue paying royalties to the Company pending conclusion of the lawsuit. On August 25, 1994 the Court refused TRW's motion to suspend the injunction. A trial in this matter is currently scheduled to commence in March 1995. The Company believes that a final hearing will show that TRW's claims are without merit and that the Court will enter a final Order confirming the Company's right to continue receiving royalty payments. Therefore, no losses are anticipated under the above described action.

 In September 1994, the Arizona Court of Appeals reversed a 1992 Arizona Tax Court ruling that entitled Talley to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983. The Company has filed a petition for review with the Arizona Supreme Court. The Company believes the appellate court erred in its decision, but cannot assess the likelihood of the Arizona Supreme Court granting the petition for review. The Company anticipates that the Supreme Court will rule on the petition for review in approximately six months and if the petition is granted, the Supreme Court will require an additional 18 months to rule on the issues. If the appellate court decision stands, the Company would be liable for approximately $1.2 million in taxes and interest for 1983. If the Company is unsuccessful in its attempts to have the Arizona Supreme Court overturn the appellate court decision related to the 1983 fiscal year, the Company intends to vigorously litigate the Arizona Department of Revenue tax and interest assessments totalling approximately $5.0 million for 1984 and 1985 periods. The Company does not anticipate a final resolution of the 1984 and 1985 periods for a number of years. Legislation adopted earlier this year in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986. Management believes that the final resolution of the above matter will not result in a material adverse impact on the results of operations or the financial position of the Company.

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

 On March 14, 1994 the Company filed a Motion for an Order requiring TRW to make payment of all quarterly royalties until the lawsuit is finally resolved. The Company sought the Order to avoid the potential harm from cash flow interruption and/or potential loan covenant defaults caused by TRW's failure to pay scheduled royalty payments. A three day hearing on the Company's Motion was completed on May 3, 1994 and on May 23, 1994 the Court granted the Company's motion for a preliminary injunction. The Court ordered TRW to continue paying royalties to the Company pending conclusion of the lawsuit. On August 25, 1994 the Court refused TRW's motion to suspend the injunction. A trial in this matter is currently scheduled to commence in March 1995. The Company believes that a final hearing will show that TRW's claims are without merit and that the Court will enter a final Order confirming the Company's right to continue receiving royalty payments. Therefore no losses are anticipated under the above described action.

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

 In September 1994, the Arizona Court of Appeals reversed a 1992 Arizona Tax Court ruling that entitled Talley to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983. The Company has filed a petition for review with the Arizona Supreme Court. The Company believes the appellate court erred in its decision, but cannot assess the likelihood of the Arizona Supreme Court granting the petition for review. The Company anticipates that the Supreme Court will rule on the petition for review in approximately six months and if the petition is granted, the Supreme Court will require an additional 18 months to rule on the issues. If the appellate court decision stands, the Company would be liable for approximately $1.2 million in taxes and interest for 1983. If the Company is unsuccessful in its attempts to have the Arizona Supreme Court overturn the appellate court decision related to the 1983 fiscal year, the Company intends to vigorously litigate the Arizona Department of Revenue tax and interest assessments totalling approximately $5.0 million for 1984 and 1985 periods. The Company does not anticipate a final resolution of the 1984 and 1985 periods for a number of years. Legislation adopted earlier this year in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986. Management believes that the final resolution of the above matter will not result in a material adverse impact on the results of operations or the financial position of the Company.

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

     The Company's preferred stockholders have certain voting
      rights with respect to the election of two directors which were triggered by the dividend arrearages. The preferred stock does not provide any other voting rights or remedies to the preferred stockholders in the event of a dividend arrearage. Dividends on Series D Preferred Stock currently accrue at $4.50 per share annually. As of February 28, 1998, dividends of $15.75 per share are to be paid annually to holders of any Series D Preferred Stock still outstanding at that time. Annual dividends of $1.10 per share, and $1.00 per share, accrue with respect to outstanding shares of Series A Preferred Stock and Series B Preferred Stock, respectively. Cumulative dividends on preferred shares that
      have not been declared or paid are approximately:   Series
      A - $273,000 ($3.85 per share), Series B - $5,419,000
      ($3.50 per share) and Series D - $1,895,000 ($15.75 per
      share).

Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits:

        11*   Computation of Earnings per Common and Common
               Equivalent Share.

        27*   Financial Data Schedule for Talley Industries,
               Inc. - September 30, 1994.


  * Documents marked with an asterisk are filed with this report.



 (b) Reports on Form 8-K:

        On July 18, 1994 the Company filed Form 8-K/A, an amendment to a Current Report on Form 8-K dated November
         20, 1992 regarding an amended Exhibit attached thereto.

                                SIGNATURES




 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     TALLEY INDUSTRIES, INC.
                                     (Registrant)






 Date:  November 4, 1994          By Kenneth May
                                     Kenneth May
                                     Vice President, Controller
                                     Principal Accounting
                                     Officer





 Date:  November 4, 1994          By Mark S. Dickerson
                                     Mark S. Dickerson
                                     Vice President, General
                                     Counsel and Secretary