Form 10-K
period 1994-12-31
TALLEY INDUSTRIES INC
filed 1995-03-01
CIK 96238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-K


 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 (FEE REQUIRED)
               For the fiscal year ended December 31, 1994
                                   OR
 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

    Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
 this Form 10-K.   [ X ]
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
 Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has
 been subject to such filing requirement for the past 90 days. Yes[ X ]    No[   ]
     The aggregate market value of voting stock held by non-affiliates on February 1, 1995 was
 $111,827,000.
          APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
 securities under a plan confirmed by court.   Yes[   ]  No[   ]

 As of February 1, 1995 there were 10,047,181 shares of Talley Industries, Inc. Common Stock $1 par value outstanding.
                   DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 1994) are incorporated by reference in
 Part III.

 Table of Contents
                                                                    Page
 Part I

   Item 1.   Business

                 (a) Developments since January 1, 1994             I-1
                 (b) Financial Information About Industry
                       Segments                                     I-1
                 (c) Narrative Description of Business              I-1
                 (d) Financial Information about Foreign and
                       Domestic Operations and Export Sales         I-22
                 (e) Executive Officers of the Registrant           I-22

   Item 2.   Properties                                             I-22

   Item 3.   Legal Proceedings                                      I-23

   Item 4.   Submission of Matters to a Vote of
               Security Holders                                     I-23

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

   Item 12.  Security Ownership of Certain Beneficial
               Owners and Management                              III-3

   Item 13.  Certain Relationships and Related Transactions       III-3


 Part IV

   Item 14.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                 IV-1


             Signatures                                            IV-2

                                PART I



 Item 1.  Business.

 (a)  Developments since January 1, 1994.

   In July 1994, a subsidiary of the Company acquired certain assets of a company that manufactured metal buttons. The purchase price was approximately $5.7 million, including cash of $2,100,000, 323,232 shares of the Company's Common stock scheduled for issuance two years after closing and certain liabilities assumed and acquisition costs incurred.
 (b)  Financial Information about Industry Segments.
   A segment description along with tables showing sales and operating income for each of the last five years, and identifiable assets for each of the last three years attributable to each of the Company's five business segments in continuing operations, including the year ended December 31, 1994, are incorporated by reference to the material appearing in the Notes to Consolidated Financial Statements on pages F-18 through F-46 of the Company's financial statements for the year ended December 31, 1994, included in a separate section of this report. For an additional discussion of segment operations, see also "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-2 through F-12 of the Company's financial statements for the year ended December 31, 1994, included in a separate section of this report.
 (c)  Narrative Description of Business.
 General
   The Company is a diversified manufacturer of a wide range of proprietary and other specialized products for defense, industrial and commercial applications. Through its Government Products and Services segment, the Company manufactures an extensive array of propellant devices and electronic components for defense systems and commercial applications and provides naval architectural and marine engineering services. The Company participates in the rapidly expanding market for automotive airbags through its royalty agreement with TRW, Inc. ("TRW"), which provides the Company with a quarterly royalty payment through April 30, 2001 for any airbag manufactured and sold by TRW worldwide and for any other airbag installed in a vehicle manufactured or sold in North America. The Company's Industrial Products segment manufactures and distributes stainless steel products, high-voltage ceramic insulators used in power transmission and distribution systems, and specialized welding equipment and systems. The Company's Specialty Products segment manufactures and sells aerosol insecticides, air fresheners and sanitizers for the commercial and agricultural markets, and custom designed metal buttons for military and commercial uniforms and upscale fashion apparel. The Company is also engaged in the orderly sale of the assets of its real estate operations, the net proceeds from which will be utilized to prepay certain outstanding indebtedness.
 (1)  Government Products and Services Segment.
   The Company's Government Products and Services segment provides a wide range of products and services for government programs. The vast majority of the Company's products are smaller components of larger units and systems and are generally designed to enhance safety or
 improve performance.   Products manufactured by the Company which have
 significant replacement requirements  include  items  having  finite shelf lives, such as propellants for pilot ejection seats, as well as products regularly consumed in training and combat situations. Many of the Company's existing products and its new product development efforts are focused on mobile, tactical and "smart" military weapons and systems. The Company provides a broad range of architectural and engineering design consulting services for the U.S. Navy, commercial clients and shipyards, and has most recently been expanding its design services into the environmental protection market.
 Solid Propellant Devices and Related Products
   A majority of the products manufactured by the Company's Government Products and Services segment are based upon the Company's core technologies and expertise in the design and manufacture of propellants and related products. Propellants are solid fuels which, when ignited, produce a specified thrust or volume of gas for a designated period. The Company's propellant products are typically custom designs developed by the Company in response to customers' technical requirements and specifications.
   The following sets forth a brief summary of several of the solid propellant devices and related products manufactured by the Company:
   o Pilot Ejection Systems. The Company manufactures ejection seats and related propellant devices for aircraft ejection systems in high performance military aircraft. The Company also manufactures escape systems for a number of foreign aircraft.
   o Rocket Motors. The Company manufactures a wide range of rocket motors and rocket catapults. These products include booster rockets for decoy missiles, as well as for unmanned vehicles.
     The Company also manufactures rocket catapults and rocket motors for its aircraft escape systems.
   o Gas Generators. The Company manufactures a broad range of solid propellant gas generators. These products provide pneumatic power for guidance and control systems, hydraulic systems, and safe and arming devices on a wide range of missile systems.

   o Extended Range Munitions Components. The Company's extended range munitions components utilize propellant technologies to dramatically extend the range of U.S. artillery. The Company's extended range munitions utilizes a solid propellant to provide a thrust or rocket assist to extend the range of new howitzer artillery.
   o Dispersion Systems. The Company pioneered the use of airbag technologies for modern munitions delivery systems. The Company's dispersion systems utilize airbag assemblies to eject submunitions (i.e., small bombs or missiles) from missile systems.
   o Weapons Systems. These weapon systems include the M72 E-Series light anti-armor weapon for the U.S. Navy and a light-weight disposable version of a U.S. Marine Corps shoulder-launched weapon system for the U.S. Army. The Company has also contracted with the U.S. Army to develop new warhead and launcher technology for the next generation of shoulder-launched weapon systems.
   o Ejector Racks. These ejection racks enable helicopter pilots to discard munitions, missiles or extra fuel in emergency situations.
   o Countermeasure Systems. The Company manufactures several training and combat countermeasure systems for naval, aircraft and submarine applications. Countermeasure systems are designed to divert incoming weapons from their targets.
   o Insensitive Munitions. The Company is currently developing new propellant products which are being qualified to meet certain rigorous safety requirements. These munitions are generally insensitive to shock, puncture, and high temperature and pressure.

   o Electro Explosive Devices ("EED"). Electro-explosive devices manufactured by the Company include rocket motor igniters, explosive bolts and separation nuts and booster cartridges, as well as initiators for these and other components.
 High Reliability Electronic Products
   The Company designs and manufactures specialized electronic display and monitoring devices, electromechanical instruments and components, and high performance cable assemblies which are used by the aerospace and defense industries. The Company's products are designed to perform at a high level of reliability, conform to tight tolerance specifications and withstand harsh operating environments. The following sets forth a brief summary of the primary electronic products manufactured by the Company:
   o Air Traffic Control Systems. The Company has supplied electronic displays to the Federal Aviation Administration ("FAA") for over 20 years for use in certain air traffic control applications, and is currently the sole supplier of video mapper systems to the FAA. The Company's proprietary video mappers superimpose accurate, high resolution electronic map images, including ground topography and weather, onto radar screens which are used by both commercial and military air traffic controllers to coordinate the position of aircraft.
   o Airborne Flight Data Recorders. The Company is the sole manufacturer of flight data recorders that are used on military aircraft. These flight data recorders are used to evaluate training simulations and record flight information, and are designed to maintain data integrity in the event of a crash.

   o Safe and Arming Devices. The Company manufactures electronic and electromechanical devices which are used to safely control, arm and fire warheads on torpedoes and missiles. These products are designed to meet a high standard for safety requirements.
   o Indicators.  The Company is a producer of elapsed time
     indicators, event counters and fault indicators, with a significant share of the domestic aerospace market. The
     Company's indicator products are capable of functioning with a high degree of accuracy and are built to withstand the harsh operating environment present in aerospace applications.
   o Interconnect Products.  The Company also designs, manufactures and sells high quality interconnect products and accessories for military, aerospace and commercial marketplaces. These products include high voltage silicone wire and cable, multi-pin high and low voltage connector and cable assembly interconnection systems, and triax and coax high voltage connections and cable assemblies. The major applications for these products include medical equipment, radar and CRT displays, electronic countermeasure systems and power supplies.
Naval Architecture and Marine Engineering Services
     The Company's naval architecture and marine engineering business provides a broad range of consulting services for the U.S. Navy, as well as for commercial clients and shipyards. The Company's naval design and engineering business has provided services for over 35 years and possesses domestic and international experience in all phases of the design process for military and commercial ships. These services include initial feasibility and conceptual studies, contract design, and detail design and engineering for new and retrofitted ships. The Company also provides the engineering services necessary to physically integrate combat systems and electronics into Navy ships and provides program management and logistics support services to the Navy and commercial customers. The Company has been expanding its design services into the environmental protection market, and has been successful in obtaining a prime contract in support of the U.S. Navy's
Hazardous Material Afloat program.   The Company maintains separate
segments to meet the different technical, performance and administrative needs of its customers.
     Direct contracts with the U.S. Navy currently account for a majority of the Company's naval architecture and marine engineering revenue, with an additional revenue attributable to subcontracts under Navy contracts. The remaining revenues are derived from commercial shipyards or industrial customers for ship and other marine design services. The majority of the Company's contracts with the U.S. Navy are cost plus a fixed fee. Under these contracts, the Company is reimbursed for its actual costs plus a percentage fee based on the estimated costs in the original contract.
     The demand for design services for the U.S. Navy is largely driven by the number of new ship classes being developed or older classes being retrofitted, versus the actual number of ships within a class being built or operated. The majority of engineering and detail design costs are incurred with the introduction of a new class of ship or the retrofit of one or more ships of an existing class.
Marketing
     The Company markets its government products and services directly to the Department of Defense, other U.S. government departments and
agencies, and other contractors.   The Company's  marketing strategy
focuses on those contracts and programs which are likely to be emphasized in the current defense environment and for which the Company has a competitive advantage in technology and expertise.
   The Company's technical sales personnel are strategically located across the country for easy access to its customers. The Company also uses independent sales agents to market its products to various foreign governments and to sell its electronic component products. In addition, the Company enters into joint marketing agreements with foreign manufacturers to provide access to markets not available directly to the Company.
Competition
   Competition for the Company's government products and services varies widely. The markets for several of the Company's products and services are highly competitive, and many of the Company's competitors have greater financial resources than the Company. However, the Company also competes in a variety of small niche markets.
Production of the products within these markets frequently requires government certification, which can be costly and time-consuming to obtain. Once a contract has been awarded, the relatively small size of these markets often discourages additional suppliers from obtaining certification. Within these markets the Company is frequently a sole supplier, and therefore faces little or no competition.
   A wide variety of industrial companies compete with the Company in the market for propellant devices, with particularly intense competition in the markets for gas generators and dispersion systems.

   The market for the Company's electronics components products is highly competitive. Competition is particularly intense among Texas Instruments, IBM and Raytheon for air traffic control equipment. The Company is the sole supplier of data acquisition and display systems for the B-1, B-2, T-45 and F-4 military aircraft, but there is significant competition for other applications. The Company believes
 that it shares  the  market  for  aerospace   elapsed  time indicators,
 fault indicators and events counters primarily with one competitor, Airpax, a North American Phillips company. The Company believes that its safe and arming devices compete with companies such as KDI, Motorola, Quantic and Magnavox.
   The Company believes that its market for naval architectural and marine engineering services is served by the Company and a small number of other major firms including M. Rosenblatt & Son, Inc., Gibbs & Cox, Inc., Advanced Marine Enterprises, Incorporated, George G. Sharp, Inc. and CDI Marine Company. These companies actively compete with each other, and to a lesser extent with smaller design firms, for U.S. Navy programs, foreign contracts and subcontracts with private shipyards. Government Contract Matters
   Substantially all of the Company's government defense contracts are fixed-price contracts except for the Company's naval architecture and marine engineering contracts which are generally cost reimbursable. Although the Company's fixed-price contracts generally permit the Company to retain unexpected profits if costs are less than projected, the Company bears the risk that increased or unexpected costs may reduce profit or cause the Company to sustain losses on a particular contract. From time to time the Company accepts fixed-price contracts for products that have not been previously developed. In such cases, the Company is subject to the risk of delays and cost over-runs. Under U.S. Government regulations, certain costs, including financing and interest costs and foreign marketing expenses, are not allowable. The U.S. Government also regulates the methods under which costs are allocated to Government contracts. With respect to U.S. Government contracts that are obtained pursuant to an open bid process and therefore result in a firm fixed price, the Government has no right to renegotiate any profits earned thereunder. In Government contracts where the price is negotiated at a fixed price rather than on a cost-plus basis, as long as the financial and pricing information supplied to the Government is current, accurate and complete, the Government has no right to renegotiate any profits earned thereunder.  However, if the Government later conducts an audit of the contractor and determines that such data was inaccurate, or incomplete or not current, the Government may initiate an action to recover the amount of any significantly overstated costs plus applicable profit or fee and
 interest.   If the  submission of inaccurate, incomplete or  not
 current data was knowingly made, then the Government may seek to recover an additional penalty equal to the amount of the overstated costs; and if the submission was willful or intentional the Government may seek additional penalties and damages.
   U.S. Government contracts are, by their terms, subject to termination by the Government either for its convenience or for default by the contractor. Fixed-price contracts provide for payment upon termination for items delivered to and accepted by the Government. If the termination is for convenience, fixed-price contracts provide for payment of the contractor's costs incurred plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses  and  a  reasonable  profit on its incurred performance costs.

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

 Backlog
   The backlog of firm orders in the Government Products and Services segment amounted to approximately $97 million at December 31, 1994, $128 million at December 31, 1993 and $143 million at December 31, 1992. The backlog in 1992 included a major non-recurring program for extended range munitions. The Company estimates that approximately $84 million of the orders outstanding at December 31, 1994 will be delivered by December 31, 1995.
 (2)  Airbag Royalties Segment.
   As an outgrowth of the research and development efforts in its core propellant businesses, the Company was a pioneer in the development of the automotive airbag. Airbags supplied by the Company were installed by General Motors in approximately 12,000 automobiles during the 1970's and were the first airbags installed in any significant number of automobiles. While the Company's program with General Motors was successful, low market awareness and acceptance prevented the airbag from attaining wide-spread popularity for a number of years. During this period, the Company continued to develop and refine its airbag technology, while establishing relationships with certain U.S. and foreign automakers and suppliers. As demand for airbags increased in the 1980's, the Company's technology, manufacturing expertise and strong customer relationships made it a leading supplier of automobile airbags, and the Company designed and constructed a highly automated production facility that began producing airbags in volume during 1988. In 1989, the Company sold its automotive airbag business to TRW, in part because TRW's offer involved not only an attractive cash price for the business, but also an opportunity to participate in the future
 growth of the industry.   This  participation  comes  through a unique
 royalty agreement under which royalties are payable both on TRW's worldwide airbag sales and on its competitors' airbags installed in vehicles manufactured or sold in North America.
   At the closing of the 1989 sale of TRW, the Company received $97.8 million in cash and entered into the 12-year Airbag Royalty Agreement. The Airbag Royalty Agreement requires TRW to pay the Company quarterly royalties through April 30, 2001 (the "Airbag Royalty") based upon the following formula: (i) $1.14 for each airbag "unit" (inflator plus one or more components) manufactured and sold by TRW worldwide (the per-unit amount increases by $.01 on May 1 of each year); (ii) 75% of the per-unit amount for each inflator manufactured and sold separately by TRW worldwide; and (iii) $0.55 for each airbag unit supplied by any other airbag manufacturer and installed in any vehicle manufactured or sold in North America. The Company will receive the Airbag Royalty for any airbag using a gas-generating composition; the higher royalty amount for TRW airbags applies regardless of whether the specific technology used is that which was originally licensed by the Company to TRW. The Company also is entitled to receive royalties from TRW for technology licenses and similar arrangements under which TRW makes its airbag technology available to third parties. Royalties to the Company from such arrangements have not been significant to date.
   The terms of the Airbag Royalty Agreement allow the Company to participate in the rapidly expanding market for airbags. A continued increase in the use of dual vehicle airbags is expected as a consequence of several factors, including: (i) government legislation mandating the use of dual airbags in all cars, light trucks, sport utility vehicles and vans sold in the U.S. on a phased-in basis;
 (ii) increasing consumer demand as a result of the demonstrated effectiveness of airbags at saving lives and preventing serious injury, and the convenience of airbags as compared with automatic seatbelts; and (iii) the decreasing price of airbags as competition and production volumes increase. The U.S. government has passed legislation mandating that airbags be installed as standard equipment according to the following schedule: (i) 95% of 1997 model year cars (100% of 1998 models) are to be equipped with driver and passenger side airbags for the front seat, and (ii) 80% of 1998 model-year light trucks, vans and sport utility vehicles (100% of 1999 models) are to be equipped with driver and passenger side airbags for the front seat. (Also reference Notes to Consolidated Financial Statements appearing under the heading Commitments and Contingencies on page F-33 to F-36 of the Company's financial statements for the year ended December 31, 1994, included in a separate section of this report.)
 (3)  Industrial Products Segment.
   The Company's Industrial Products segment operates in three product
 areas:   stainless steel,  high-voltage ceramic insulators and other specialized industrial products. Demand for the Company's products is directly related to the level of general economic activity and therefore has been positively impacted most recently by an improved national economy and increased construction activity. The Company's operations are technologically advanced and its products are highly competitive in terms of quality, brand recognition and price. The Company's stainless steel mini-mill utilizes modern computer automation, strict quality controls, and strong engineering and technical capabilities to maintain its position as a low cost, high quality producer of stainless bar and rod products.

 Stainless Steel
   The Company operates a modern stainless steel mini-mill which purchases stainless steel billets and converts them into a variety of sizes of hot rolled and cold finished bar and rod. The facility utilizes computer automation and quality control processes that have resulted in a high standard of product quality, service and deliveries. Located in South Carolina, the mini-mill has relatively low labor and power costs and is situated close to major north-south and east-west interstate highways. The Company recently installed three annealing furnaces, shot blasting and pickling facilities and cold-drawing capabilities, which have broadened the product range, shortened lead times, improved product quality and lowered costs. Prior to these enhancements, the Company either subcontracted these processes out to other converters or was not able to meet customers' custom finishing requests. The Company sells its products to a number of independent steel distributors, including a distributor which is owned by the Company, and to a lesser extent to industrial end-users. The Company-owned distributor sells stainless steel sheet, angle and plate, and also provide certain cutting, grinding and boring services. The Company's distributor, which resells approximately 20% of the mini-mill's production currently, has five distribution depots located in South Carolina, New Jersey, Pennsylvania, Illinois and Texas. The Company also owns a Canadian distributor, which sells principally flat stainless steel products (not produced by the mini-mill). This distributor has locations in Ontario and Quebec.
 High-Voltage Ceramic Insulators
   The Company's high-voltage ceramic insulator business manufactures and sells electrical insulators and related items for use in power transmission and distribution systems, principally to electric utilities, municipalities and other government units, as well as to electrical contractors and original equipment manufacturers. High-voltage ceramic insulators are required to perform with high levels of reliability and typically require product certification from electric utilities to be used for new or replacement applications. Demand for these products is influenced by the level of economic activity, particularly housing starts, with a fairly stable minimum demand level due to normal replacement and repair cycles.
   The Company's primary customers include original equipment manufacturers as well as many of the major utilities throughout the U.S. and the world.
 Other Specialized Industrial Products
   The Company designs, manufactures and sells specialized advanced-technology welding equipment and systems, power supply systems and humidistats, and also provides contract assembly and manufacturing for original equipment manufacturers. The Company's welding equipment and systems are highly-engineered and advanced technologically, and the Company holds over 30 patents for these products. The Company's product lines include patented welding systems which can be remotely controlled for use in radioactive and other contaminated environments. These products are sold to the utility, pipeline, shipbuilding, aerospace and specialty construction industries.
   The power supply systems manufactured by the Company are principally low-wattage systems and are sold to original equipment manufacturers in the telecommunications, medical, computer and other industrial markets. The power supply market is highly competitive, with more than 500 manufacturers in the U.S.
   The Company also manufactures and sells humidistats. Humidistats are used to regulate humidity levels and are principally sold to home appliance manufacturers.

 Marketing
   The Company markets its industrial products to domestic and foreign business organizations and government entities. These organizations vary in size, complexity and purchasing structures. The Company's sales and marketing efforts use a combination of direct sales, independent distributors and original equipment manufacturers arrangements.
 Competition
   The Company's Industrial Products businesses are highly competitive, with competition typically based on price, quality, delivery time, engineering expertise and customer service. The Company's competitors include major domestic and international companies, many of which have financial, technical, marketing, manufacturing, distribution and other resources substantially greater than those of the Company, as well as smaller competitors which focus on specific market niches.
 Backlog
   The backlog of firm orders in the Industrial Products segment totalled approximately $34 million at December 31, 1994, $19 million at December 31, 1993 and $12 million at December 31, 1992. The Company estimates that substantially all of the orders outstanding at December 31, 1994 will be delivered by December 31, 1995. Increases are attributed to general improvement in the economy, a major steel mill competitor exiting the market and an increase in demand from new and current customers.
 (4)  Specialty Products Segment.
   The Company's Specialty Products segment is focused on two primary markets: insect and odor control for the industrial maintenance supply, pest control and agricultural markets, and custom designed metal buttons for the military and commercial uniform and fashion markets.
 Insect and Odor Control
   The Company offers a complete line of insecticides, air fresheners and sanitizers for sale through distributors to the industrial maintenance supply, pest control and agricultural markets. The Company's insecticide products are sold under the Q-Mist and CBM trademarks to agricultural and pest control distributors, respectively, who sell to pest control professionals. The Company's insecticide formulations focus on using natural active ingredients including pyrethrin (derived from the chrysanthemum flower), boric acid and sassafras. The Company offers a complete line of insecticides to control the most common crawling and flying insects. The insecticides are mixed and packaged at the Company's Louisiana manufacturing plant and formulated into aerosol, liquid and powder form.
   Air freshening and sanitizing products are formulated and packaged for specific air freshening and sanitizing situations, which vary based on room size, type of odor to be treated, and desired fragrance. In addition, the products are designed for one of four different delivery methods: (i) metered, automatic aerosols for areas up to 6,000 cubic feet, (ii) fan delivered solids for areas up to 1,500 cubic feet, (iii) manual aerosols for immediate air freshening and (iv) passive solids for small enclosed areas.
   In addition to manufacturing odor and insect control formulations, the Company also manufactures and sells metered and fan driven dispensers for these products. Metered dispensers utilize a timing mechanism to deliver aerosol spray at programmable time intervals. Fan driven dispensers utilize battery operated fans to distribute the scent of selected air fresheners.

 Custom Metal Buttons
   The Company designs and manufactures a wide range of custom metal buttons for the military and commercial uniform and fashion markets. The Company also produces insignias, cuff links, money clips, tie bars and other accessories as a complement to its button products. The buttons are individually stamped from custom designed hand carved steel dies.
   The use of hand carved steel dies and a brass stamping process allow the Company to produce button designs with extremely fine detail and high resolution. The Company custom designs and produces metal buttons for the U.S. military based on detailed military specifications.
   The Company has seen the volume of military sales decline in recent years as a result of reductions in military personnel. Management expects future modest reductions in military button sales as military force reductions continue. Military sales currently account for less than 20% of the Company's button revenues. The market for commercial uniform buttons includes local police, fire departments and other civil servants. The Company continues to increase its presence in the fashion apparel market by working with apparel manufacturers on custom button designs for their manufactured garments.
 Marketing
   The Company utilizes several hundred independent distributors to market its insect and odor control products to the various pest control and sanitary supply companies that service the industrial maintenance supply and commercial pest control industry. The agricultural market is served by over 100 independent agricultural products distributors. The Company has a three person marketing staff which is responsible for working with and overseeing the distributors who carry its products.

   The Company's button business maintains a three person sales force which is responsible for obtaining new and maintaining existing customer relationships. Individual sales representatives are focused on the military commercial uniform market, the fashion apparel markets and the men's accessories market. The Company's advertising for its Specialty Products businesses is limited to product brochures and ads in various trade publications.
 Competition
   Competitors for the Company's pest and odor control products consist of numerous small companies as well as divisions of large
 corporations.   Because  pest  and  odor  control  is  a  broad market,
 competitors include a range of chemical, manufacturing and pet care companies. Competition for pest control products is based on product efficiency, quality, price and the ability to offer a broad range of product formulations.
   Competitors for the Company's custom button business consist principally of two companies, both of which are similar in size to the Company's button operations. The Company maintains the strongest position in the military and commercial uniform market. Both of the Company's competitors maintain an equal presence with the Company in the fashion markets.
 Backlog
   The backlog of firm orders in the Specialty Products segment totalled approximately $1.4 million at December 31, 1994, $1.4 million at December 31, 1993 and $2.5 million at December 31, 1992. The Company estimates that substantially all of the orders outstanding at December 31, 1994 will be delivered by December 31, 1995.

 (5)  Real Estate Held for Orderly Disposition.
   In 1992, Management adopted a plan to dispose of the Company's real estate operations, reflecting a strategic decision to exit this business. The Company's real estate portfolio consists primarily of undeveloped commercial, industrial and residential land located in the greater Phoenix, Arizona; San Diego, California and San Antonio, Texas areas.
 (6) Other General information.
   Research and Development.  During the years ended December 31,
 1994, 1993 and 1992, the Company's consolidated expenditures for Company-sponsored research and development activities were approximately $4.3 million, $3.1 million and $3.9 million, respectively. For the same reporting periods, customer-sponsored research and development expenditures were $8.2 million, $11.6 million and $2.4 million, respectively.
   Environmental Protection. The Company does not anticipate that compliance with various laws and regulations relating to the protection of the environment will have any material effect upon its capital expenditures, earnings or competitive position. (Also see Item 3 "Legal Proceedings" and "Commitments and Contingencies" note to the consolidated financial statements, included in a separate section of this report).
   Employees. As of December 31, 1994, the Company had 2,417 employees, approximately 16% of whom are represented by unions.
   Proprietary Rights. Various of the Company's businesses are dependent in part upon unpatented know-how and technologies, including the solid propellent businesses. While various patents, trademarks and tradenames are held by the Company and are used in its businesses, none is critical to any segment, and the Company's business is not dependent upon them to a material extent.

 (d)  Financial Information about Foreign and Domestic Operations and
 Export Sales.

   Information required by this item is incorporated by reference to the Notes to Consolidated Financial Statements appearing under the heading "Segment Operations" on pages F-40 through F-46 of the Company's financial statements for the year ended December 31, 1994, included in a separate section of this report.
 (e)  Executive Officers of the Registrant.
   Reference is hereby made to the information contained in Item 10(b) of this Form 10-K.
 Item 2.  Properties.
   The Company's operations are conducted at a number of manufacturing and assembly facilities of various sizes and a number of warehouse, office and sales facilities located in 21 states in the United States, as well as warehouse, office and sales facilities in Canada and the Netherlands. The principal facilities of the Government Products and Services segment include approximately 934,000 square feet of manufacturing and assembly facilities, and related warehouse, office and sales facilities. The principal manufacturing and assembly facilities for this segment are located in Mesa, Arizona; Phoenix, Arizona; Rolling Meadows, Illinois; and Toledo, Ohio. The majority of these facilities are owned by the Company. The Company owns the plants and equipment at two of the Arizona facilities, and leases the underlying land from the State of Arizona under long-term leases of 10 years and 40 years. The Company's naval architectural and engineering services are provided out of several offices, with the major ones located in New York, New York; Arlington, Virginia; Newport News, Virginia; Ocean Springs, Mississippi; and Pascagoula, Mississippi, all of which are leased.

   Facilities used by the Industrial Products segment include approximately 817,000 square feet of manufacturing and assembly plants and related office, warehouse and sales space, located in Davidson, North Carolina; Carey, Ohio; Knoxville, Tennessee; Hartsville, South Carolina; and sales and warehouse facilities in New Brunswick, New Jersey; Hermitage, Pennsylvania; Chicago, Illinois; Houston, Texas; Charlotte, North Carolina; Toronto and Montreal, Canada, and the Netherlands. The operations of the Specialty Products segment are conducted in several facilities consisting of approximately 262,000 square feet of manufacturing, warehouse and office space in four locations: Waterbury, Connecticut; Randolph, Vermont; Biddeford, Maine; and Independence, Louisiana. All of these facilities are owned by the Company with the exception of nine Industrial Products segment sales and warehouse facilities and four Specialty Products segment warehouse and office facilities, which are leased.
   In total, over two-thirds of all the facilities (by square footage) are owned by the Company and have been pledged as collateral to secure the credit facility. The Company's facilities, which are continually added to or modernized, are generally considered to be in good condition and adequate for the business operations currently being conducted.
 Item 3.  Legal Proceedings.
   Information required by this item is incorporated by reference to the Notes to Consolidated Financial Statements appearing under the heading "Commitments and Contingencies" on page F-33 to F-36 of the Company's financial statements for the year ended December 31, 1994, included in a separate section of this report.
 Item 4.  Submission of Matters to a Vote of Security Holders.
   No matters were submitted to a vote of security holders during the quarter ended December 31, 1994.

                                PART II


 Item 5.  Market for the Registrant's Common Equity and Related
 Stockholder Matters.

   The information required by this item is incorporated by reference to the material under the captions "Long-Term Debt" on pages F-23 through F-25, "Capital Stock" on pages F-26 through F-27 and "Stock Market Data" on pages F-52 through F-53 of the Company's financial statements for the year ended December 31, 1994, included in a separate section of this report.
 Item 6. Selected Financial Data.

   The information required by this item is incorporated by reference to the material under the captions "Five Year Summary of Operations," "Selected Financial Data" and "Stock Market Data" on pages F-51 and F-52 through F-53, respectively, of the Company's financial statements for the year ended December 31, 1994, included in a separate section of this report.
 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The information required by this item is incorporated by reference to the material on pages F-2 through F-12 of the Company's financial statements for the year ended December 31, 1994, included in a separate section of this report.
 Item 8.  Financial Statements and Supplementary Data.

   The Consolidated Financial Statements, together with the report thereon by Price Waterhouse, along with the material appearing under the caption "Quarterly Financial Results (Unaudited)" on pages F-49 through F-50 of the Company's financial statements for the year ended December 31, 1994, are included in a separate section of this report. (See "Index to Financial Statements and Schedules" on page F-1.)

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   The Company's Independent Accountants during the two most recent fiscal years have neither resigned, declined to stand for re-election nor been dismissed.

                                PART III



 Item 10.  Directors and Executive Officers of the Registrant.
 (a)  Directors.
   The information required by this item is incorporated by reference to the material appearing under the caption "VII - Election of Directors" of the Company's 1995 Proxy Statement.
 (b)  Executive Officers.
   The names and ages of all executive officers of the Company, as of February 28, 1995, the offices and all other positions with the Company presently held by them, the dates of their first election to those offices and their other positions and business experience during the past five years are listed on the following page.
   There are no family relationships between any of the executive officers of the Company. All officers of the Company are elected each year at the meeting of the Board of Directors of the Company, held after the annual meeting of stockholders, to serve at the pleasure of the Board of Directors of the Company. There are no agreements or understandings between any officer of the Company and any person other than the Company pursuant to which he was selected as an officer of the Company. There have been no events under any bankruptcy or insolvency law, no criminal proceedings and no judgments, orders or injunctions relating to securities or commodities activities or business practices material to the evaluation of the ability or integrity of any officer of the Company during the past five years.

                                 III-1

             E X E C U T I V E   O F F I C E R S   O F   T H E   R E G I S T R A N T





         Name            Age              Offices                           Business Experience
 William H. Mallender    59    Chairman of the Board (1983)   Chairman of the Board (1983) and Chief
                               and Chief Executive Officer    Executive Officer of Registrant (1981);
                               (1981), Chairman of the        President of the Registrant (1983-1981);
                               Executive Committee (1981)     Executive Vice President of Registrant
                                                              (1981-1978); General Counsel of Registrant
                                                              (1981-1971); Secretary of Registrant
                                                              (1981-1973); Vice President of Registrant
                                                              (1978-1971)


 Jack C. Crim            64   President (1983) and Chief      President of Registrant (1983); Chief
                              Operating Officer (1982)        Operating Officer of Registrant (1982);
                                                              Executive Vice President of Registrant
                                                              1983-1982; President, Townsend Division,
                                                              Textron, Inc. (diversified manufacturer)
                                                              (1982-1980); Group Vice President,
                                                              Textron, Inc. (1980-1973)


 Mark S. Dickerson       43   Vice President (1993), General  Vice President (1993); Secretary and
                              Counsel and Secretary (1982)    General Counsel of Registrant (1982);
                                                              Assistant Counsel of Registrant (1982-1978)


 Kenneth May             53   Vice President (1993) and       Vice President (1993); Controller of
                              Controller (1982)               Registrant (1982); Assistant Controller
                                                              of Registrant (1981); Director of Planning
                                                              and Business Analysis for Registrant
                                                              (1981-1978)


 Daniel R. Mullen        53   Vice President (1993) and       Vice President (1993); Treasurer of
                              Treasurer (1982)                Registrant (1982); Vice President of
                                                              Finance, Southwest Pipe and Supply Company
                                                              (pump manufacturer) (1982); Treasurer and
                                                              Chief Financial Officer, AMERCO
                                                              (equipment rental) (1982-1970)

                                III-2

 (c)  Compliance with Section 16(a) of the Exchange Act.
   The information required by this item is incorporated by reference to the material appearing under the caption "XII - Compliance With
 Section 16(a) of the Exchange Act" of the Company's 1995 Proxy
 Statement.
 Item 11.  Executive Compensation.
   The information required by this item is incorporated by reference to the material appearing under the captions "IX - Executive Compensation" and "IV - The Board of Directors and its Committees" of the Company's 1995 Proxy Statement.
 Item 12.  Security Ownership of Certain Beneficial Owners and
 Management.
   The information required by this item is incorporated by reference to the material appearing under the captions "VI - Security Ownership of Certain Beneficial Owners" and "VIII - Security Ownership of Management of the Company" of the Company's 1995 Proxy Statement.
 Item 13.  Certain Relationships and Related Transactions.
   The information required by this item is incorporated by reference to the material appearing under the caption "V - Other Relationships and Certain Transactions" of the Company's 1995 Proxy Statement. Also, reference is made to Notes to Consolidated Financial Statements under the caption "Related Parties Transaction" of the Company's financial statements for the year ended December 31, 1994, included in a separate section of this report.

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

        (b)    Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ended December 31, 1994.

                               SIGNATURES



            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TALLEY INDUSTRIES, INC.



                                       By Mark S. Dickerson
 February 28, 1995                        Mark S. Dickerson
 Phoenix, Arizona                         Vice President,
                                          General Counsel and Secretary


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 William H. Mallender       Director, Chairman
 William H. Mallender         of the Board
                            Principal Executive
                              Officer           February 28,  1995



 Jack C. Crim               Director, President
 Jack C. Crim               Chief Operating
                              Officer           February 28, 1995



 Kenneth May                Vice President,
 Kenneth May                Controller
                            Principal Accounting
                              Officer           February 28, 1995



 Daniel R. Mullen           Vice President,
 Daniel R. Mullen           Treasurer
                            Principal Financial
                              Officer           February 28, 1995

 Neil W. Benson                Director          February 28, 1995
 Neil W. Benson




 Paul L. Foster               Director          February 28, 1995
 Paul L. Foster




 Townsend W. Hoopes           Director          February 28, 1995
 Townsend W. Hoopes




 Fred Israel                  Director          February 28, 1995
 Fred Israel




 John D. MacNaughton, Jr.     Director          February 28, 1995
 John D. MacNaughton, Jr.




 Joseph A. Orlando            Director          February 28, 1995
 Joseph A. Orlando




 John W. Stodder              Director          February 28, 1995
 John W. Stodder




 Donald J. Ulrich             Director          February 28, 1995
 Donald J. Ulrich




 David Victor                 Director          February 28, 1995
 David Victor




 Alex Stamatakis              Director           February 28, 1995
 Alex Stamatakis

               INDEX TO FINANCIAL STATEMENTS AND SCHEDULES




 The following documents are filed as part of this report:
                                                             Page in
                                                             This Report
   (1)  Financial Statements:

        Management's Discussion and Analysis
          of Financial Condition and Results of Operations. . . .F-2 Consolidated Statement of Operations - Years ended
          December 31, 1994, 1993 and 1992 . . . . . . . . . . . .F-13
        Consolidated Balance Sheet - December 31, 1994
          and 1993 . . . . . . . . . . . . . . . . . . . . . . . .F-14
        Consolidated Statement of Changes in Stockholders'
         Equity - Years ended December 31, 1994,
         1993 and 1992 . . . . . . . . . . . . . . . . . . . . . .F-16
        Consolidated Statement of Cash Flows - Years
          ended December 31, 1994, 1993 and 1992 . . . . . . . . .F-17
        Notes to Consolidated Financial Statements,
          including Summary of Segment Operations. . . . . . . . .F-18
        Five Year Summary of Operations. . . . . . . . . . . . . .F-47
        Report of Independent Accountants. . . . . . . . . . . . .F-48
        Quarterly Financial Results. . . . . . . . . . . . . . . .F-49
        Selected Financial Data and Supplemental Data. . . . . . .F-51
        Stock Market Data. . . . . . . . . . . . . . . . . . . . .F-52

        Financial Statement Schedules:

           I - Condensed Financial Information of
               Registrant. . . . . . . . . . . . . . . . . . . . .F-56

          II - Valuation and Qualifying Accounts . . . . . . . . .F-62

         III - Real Estate and Accumulated Depreciation. . . . . .F-63

          IV - Mortgage Loans on Real Estate . . . . . . . . . . .F-64


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

                                      TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Introduction

  Results of operations improved significantly over 1993. The expanding demand for automotive airbags has increased the Company's airbag royalties, which have been a major factor in the improved financial results. General economic improvement and operating efficiencies have benefited the Company's stainless steel production and distribution business. For the year ended December 31, 1994 the Company had net earnings of $3.5 million, an improvement over the loss of $6.5 million in 1993. Earnings in 1994 include a tax benefit of $5.6 million, the result of favorable tax legislation and a $6.0 million provision for legal expenses in connection with litigation with TRW, Inc., the licensee under the Company's airbag royalty agreements. Interest expense increased by $2.3 million due primarily to a major portion of the Company's debt being refinanced from variable rates to higher fixed rates and a general rise in rates on remaining debt with variable rates.
  Revenues in 1994 were $327.8 million, compared to $324.2 million in 1993. Improvement in revenues from the Company's steel operations of $24.1 million was offset by decreases in certain defense contract revenues. The reduction in defense contract revenue is primarily associated with the completion of certain contracts and a scheduled price reduction under the extended range munitions program, following the recovery of the Company's investment in a new production facility associated with this program.
  The gross profit percentage on sales and services (exclusive of airbag and other royalties) increased in 1994 from 23.1% in 1993 to 24.1%. The increase is primarily due to a change in the mix of defense contracts and improvement in steel pricing.
  Revenue for the year ended December 31, 1993 increased $3.5 million when compared with 1992. The net loss of $6.5 million in 1993 compares with a net loss of $14.6 million in the prior year, a year that included a $11.9 million charge to earnings resulting from an adjustment in the value of foreclosed real estate assets, offset in part by a $3.5 million reversal of an income tax accrual. The gross profit percentage decreased from 25.2% in 1992 to 23.1% in 1993, a level more consistent with historical results.

Government Products and Services

  Revenue from the Government Products and Services segment in 1994 decreased $29.2 million or 17.2% compared with 1993.
Operating income decreased $6.2 million or 25.3%. The decrease in revenue and operating income resulted primarily from the completion of certain non-recurring contracts and a scheduled price reduction under the extended range munitions program. The July 1993 sale of the Company's precision potentiometer business also impacted results in this segment. Sales and earnings from this business in 1993, prior to the sale, were $2.3 million and $.3 million, respectively. U.S. Defense spending declined over the last several years as part of efforts to refocus national spending and reduce the federal budget deficit. The Company has experienced a reduction in some defense contract revenue and has not been fully excluded from the effects of defense budget cuts. However, management believes that its defense businesses are relatively well-positioned within their respective markets and are focused on products consistent with the current military philosophy, which emphasizes "smart", tactical weapons and lighter, more mobile fighting forces. In addition, management believes that the diversity of the Company's programs and significant sales of replacement products should reduce the impact of cutbacks in, or the elimination of, any individual program or system.
         Revenue and operating income for the year ended December 31, 1993 decreased by $12.8 million and $1.7 million, respectively, when compared with 1992. The decrease in revenue and operating income resulted primarily from a scheduled pricing reduction under the extended range munitions program, following the recovery of the Company's investment in a new production facility.


 Airbag Royalty

         Under the terms of an airbag licensing agreement executed in April 1989, the Company has the right to receive royalty payments for a period of twelve years ending April 30, 2001. Revenue from airbag royalties increased from $9.6 million in 1993 to $17.3 million in 1994. The increase is a result of the recovery in the automobile and light truck industry and increasing airbag installation rates. The timing and amount of increases in the airbag royalty stream are dependent on several factors, such as the number of vehicles manufactured or sold in the United States, the timing of U.S. car makers' compliance with legislative mandates and the market shares of the licensee (both foreign and domestic), which are beyond the control of the Company. Discontinuance of royalty payments for any reason would have an adverse impact on the Company's future earnings. (See also Commitments and Contingencies note to the consolidated financial statements.)
         Royalty income from automotive airbags increased from $5.6 million in 1992 to $9.6 million in 1993.

 Industrial Products

         The Industrial Products segment had increased revenue of $21.7 million, or 20.2%, and increased operating income of $5.0 million in 1994 when compared to 1993. The increase in revenue is primarily related to the improved demand for stainless steel bars and rods and increased demand for ceramic insulator products due to an improved national economy, increased construction activity, a reduction in the number of competitors and improved market share. Increases were attributed to rising prices and higher volume.
 These increases were partially offset by lower welding product sales and earnings, the result of a continuing low demand for welding products. In early 1995 the U.S. Commerce Department placed anti-dumping tariffs on stainless steel bars imported from certain countries, which the Company believes will aid in the continuance of the positive performance of the steel operations.
         In 1993, revenue and operating income increased $12.3 million and $2.5 million, respectively, when compared to 1992. The increases were due primarily to the improved demand for stainless steel bars and rods. Operating results also increased due to cost reduction efforts at the Company's steel and ceramic insulator operations.

 Specialty Products

         The Specialty Products segment had increased revenue and a slight decrease in operating income in 1994 when compared to 1993 of $2.4 million and $.1 million, respectively. The mid-year acquisition of a manufacturer of metal buttons was the primary reason for the sales improvement over the 1993 results, in spite of sluggish demand for certain consumer products and the loss of certain key buyers of these products. The slow down in the consumer products were not fully offset with earnings in the transition period following the acquisition.
         Revenue and operating income in 1993 decreased $4.9 million and $.1 million, respectively, over 1992, as a result of the disposition of the specialty advertising business.

 Realty

         In 1993, the Company initiated a plan for the orderly disposition of all its remaining real estate assets. In connection with this plan and as the result of an improved real estate market, sales in the Realty segment increased to $7.2 million in 1994 from $6.1 million in 1993. The operating loss decreased from $4.4 million in 1993 to $3.7 million in 1994 due to a decrease in property maintenance and development costs.
         On March 28, 1994, a fully consolidated real estate joint venture, in which the Company has a $29.2 million interest, instituted Chapter 11 proceedings in the United States Bankruptcy Court for the District of Arizona. At the same time the joint venture filed a proposed plan of reorganization that would provide for the conversion of substantially all outstanding debt of the joint venture into equity in a new company to be formed to continue the project. A subsidiary of the Company would own approximately two-thirds of the equity in the new company, if the plan is accepted.  The Company has also had discussions with the debt holders in the joint venture, which would result in an acquisition of their debt.
         The valuation of the real estate assets of the above-mentioned joint venture, is premised upon the future sale of the property following the completion of planned improvements. While the venture will continue to try to sell this property in its current condition, the Company believes that a sale is not likely unless the joint venture is able to obtain additional financing to perfect and maintain the development entitlements and to construct the necessary infrastructure and other improvements to obtain salable development tracts and lots. If the Company is unable to sell the property in its current condition and is also unable to obtain development financing, the Company could incur a loss of substantially all of its investment in the project.
         Real estate sales were $1.2 million in 1992 and the operating loss was $16.4 million. Results in 1992 included a $1.4 million pretax charge representing the book value in excess of the fair value of real estate assets transferred to creditors to settle debt associated with such assets and a charge to earnings of $11.9 million to adjust the carrying amount of foreclosed assets held for sale. An extraordinary gain of $1.4 million was also recognized in 1992, which represents the excess of the carrying amount of the debt over the fair value of the properties transferred to
 creditors.
         The estimated net realizable value for each Realty property equals or exceeds its book value. It is currently the Company's intention to dispose of these properties in an orderly process over time. Accordingly, the lower of historical cost or estimated net realizable value is the appropriate carrying value for properties under generally accepted accounting principles. If, however, the
  Company were to change its intention and any of these properties were sold in bulk at market values, the Company could incur a
 material loss.   Additionally,  if  market  conditions  deteriorate
 further or continue to remain depressed for an extended period of time (and as a result the sales do not occur as estimated in the net realizable value analyses), the Company may incur material losses.

 Other Matters

         In 1994, other income, net of other expenses was a net expense of $3.0 million, which compares to a net expense of the same amount in 1993 and $2.7 million in 1992. The Company's other expenses are expenses primarily incurred in connection with holding and developing real estate properties totalling $3.6 million in 1994, $4.0 million in 1993 and $4.2 million in 1992. These expenses have been included in the Realty segment operating results. Interest income, which is one of the major other components of other income, and is related to the balance in notes receivable and short-term investments, was $.5 million in 1994, $.6 million in 1993 and $2.7 million in 1992. Corporate overhead increased from $14.8 million in 1993 to $17.2 million in 1994. The amounts in 1994 and 1993 are above normal levels due to a provision for litigation costs in 1994 of $6.0 million related to resolution of claims in connection with airbag royalties being received from the licensee and due to increases in period costs associated with the Company's refinancing efforts in 1993. Corporate overhead in 1992 was $9.7 million.
         Due to an unrecognized federal tax carryforward benefit, primarily the result of losses in the Company's real estate segment, the Company has had no federal tax provision in 1994, 1993 and 1992. The income tax net benefit for 1994 was $4.3 million compared to a net tax provision of $2.8 million in 1993. The tax benefit in 1994 is primarily the result of favorable state tax legislation in the State of Arizona, which resulted in a $5.6 million reversal of state income taxes previously accrued. This benefit is partially offset by other state tax provisions. The tax provision on the loss from operations for 1993 is due to taxes in states where no benefits will be realized from losses due to regulations on carryback and carryforward provisions for such losses.
         Substantially all operations of the Company are located within the United States. The Company operates a steel distribution system in Canada which had sales in 1994 of $12.7 million or 3.9%
 of consolidated revenue and earnings before income taxes of $1.5 million, which includes a pension fund termination gain of $.7 million.

         Foreign exchange gains and losses for each of the last three years have not been material. The general lack of inflationary pressures in areas where the Company and its subsidiaries operate also limited the impact of changing prices on the Company's sales and income from operations for the three years ended December 31, 1994.

 Recently Issued Accounting Pronouncements

         In October 1994 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119 "Disclosure
 About Derivative Financial Instruments and Fair Value of Financial Instruments" effective for the Company at December 31, 1994. The Company does not presently have nor has it had any derivative type instruments since mid-1993 when a single interest rate swap agreement was terminated as described in the notes to the financial statements.
         The Financial Accounting Standards Board has issued a Proposed Statement of Financial Accounting Standards titled "Accounting for the Impairment of Long-Lived Assets" (the "Proposed Statement") which, if adopted in its present form, could have a material impact on the results of operations and financial position of the Company in the year of adoption. The application of this Proposed
 Statement, which will be effective for fiscal years beginning after June 15, 1995, would require the Company to carry real estate projects, no longer under development, at the lower of cost or fair value less cost to sell. If the sum of the expected future net cash flow (undiscounted and without interest charges) is less than the carrying amount of projects under development, an impairment loss would be recognized. The Company, consistent with existing generally accepted accounting principles, currently states the majority of its land and land under development at the lower of cost or net realizable value. The Financial Accounting Standards
 Board has not yet published the final statement which would allow quantification of the effect on the Company.
         Other pronouncements issued by the Financial Accounting Standards Board with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.

 Litigation

         As more fully explained in the Commitments and Contingencies note to the Consolidated Financial Statements, litigation between the Company and TRW Inc. (TRW) the buyer of the Company's airbag business and licensee of the Company's patented and unpatented technology related thereto, has been pending since 1989. In mid-February 1994 TRW filed a new declaratory judgment action claiming, among other things, that the Company, through the actions of a subsidiary, breached a non-compete provision of the Asset Purchase Agreement by rendering services to competitors of TRW, and requesting among other things a court order that a contemporaneous notice and payment that TRW sent to the Company are valid, entitling it to terminate the airbag royalty and obtain a paid up license for the Company's airbag technology.
         On March 14, 1994 the Company filed a motion for an Order requiring TRW to make payment of all quarterly royalties until the lawsuit is finally resolved. The Company sought the Order to avoid the harm from cash flow interruption and/or potential loan covenant defaults caused by TRW's failure to pay scheduled royalty payments.
 A three day hearing on the Company's Motion was completed on May 3, 1994 and on May 19, 1994 the Court granted the Company's motion for a preliminary injunction. The Court ordered TRW to continue paying royalties to the Company pending conclusion of the lawsuit. On
 August 24, 1994 the Court refused TRW's motion to suspend the injunction. A trial in this matter is currently scheduled to commence in April 1995. While it is not possible to predict the outcome of litigation, the Company believes that it has meritorious defenses to TRW's claims and that it will ultimately prevail. Therefore, management anticipates that the above-described action will be resolved without any material adverse impact on the results of operations, liquidity or financial position of the Company.
         In September 1994, the Arizona Court of Appeals reversed a 1992 Arizona Tax Court ruling that entitled the Company to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983. The Company has filed a petition for review with the Arizona Supreme Court. The Company believes the appellate court erred in its decision, but cannot assess the likelihood of the Arizona Supreme Court granting the petition for review. The Company anticipates that the Supreme Court will rule on the petition for review during 1995 and if the petition is granted, the Supreme Court will require an additional eighteen months to rule on the issues. If the appellate court decision stands, the Company would be liable for approximately $1.2 million in taxes and interest for 1983. In May 1993, the Arizona Department of Revenue issued assessments with respect to calendar years 1984 through 1989 alleging that the Company owes additional Arizona income tax and interest in the amount of $16.6 million. Management's preliminary review of the assessments indicated that they were calculated on essentially the same basis used by the Department in its previous claims for income tax due with respect to its fiscal year ended
 March 31, 1983. If the Company is unsuccessful in its attempts to have the Arizona Supreme Court overturn the appellate court decision related to the 1983 fiscal year, the Company intends to vigorously litigate the Arizona Department of Revenue tax and interest assessments totalling approximately $5.0 million for calendar years 1984 and 1985. The Company does not anticipate a final resolution of the 1984 and 1985 periods for a number of years. Legislation adopted in 1994 in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986 and on December 8, 1994 the Arizona Department of Revenue withdrew its assessments for 1986 and subsequent years. Management believes that the final resolution of the above matter will not result in a material adverse impact on the results of operations or the financial position of the Company.

 Environmental

         A subsidiary of the Company has been named as a potentially responsible party by the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response Compensation and Liability Act in connection with the remediation of the Beacon
 Heights Landfill in Beacon Falls, Connecticut and has been identified as a potentially responsible party by another company in connection with the Laurel Park Landfill in Naugatuck, Connecticut. Management's review indicates that the Company sent ordinary rubbish and off-specification plastic parts to these landfills and did not send any hazardous wastes to either site.
         Two coalitions of potentially responsible parties have entered into consent decrees with the EPA to remediate these sites. Each coalition has in turn brought an action against other potentially responsible parties, including a subsidiary of the Company, to contribute to the cleanup costs. The federal court hearing these cases has either dismissed claims against the subsidiary (with respect to Beacon Heights) or denied attempts to include the subsidiary in the proceedings (with respect to Laurel Park);
 however, each coalition has indicated that it intends to appeal the court's ruling. Based upon management's review and the status of these proceedings, management believes that any reasonably anticipated losses from these claims will not result in a material adverse impact on the results of operations or the financial position of the Company.
         A subsidiary of the Company is conducting an investigation of alleged groundwater contamination at a facility in Athens, Georgia, in cooperation with the current owner of the site. The site was owned by the subsidiary until March 1988. No lawsuit has been filed in this matter and the Georgia Environmental Protection
 Division made a determination in 1994 that the site should not be listed on its Hazardous Site Inventory. Based on remediation estimates received, management believes that any reasonably anticipated losses from the alleged contamination will not result in a material adverse impact on the results of operations or the financial position of the Company.

 Liquidity and Capital Resources

         In November 1992, the Company completed a restructuring of substantially all of its existing senior and senior subordinated debt. The restructuring was required following certain covenant defaults resulting from the write-downs in the Company's real estate portfolio between 1989 and 1992. The terms of the restructuring included a principal payment of $40.2 million at the closing. Because over $100 million of the restructured debt was scheduled to mature during 1994 (including approximately $13 million as of June 30, 1994), the Company, in October 1993,
 completed a major refinancing program.   This refinancing program
 included an offering of $185 million of debt securities, consisting of $70 million gross proceeds of Senior Discount Debentures due 2005, issued by the Company to yield 12.25% and $115 million of Senior Notes due 2003, with an interest rate of 10.75%, issued by Talley Manufacturing and Technology, Inc. ("Talley Manufacturing").

 Talley Manufacturing, a newly formed wholly owned subsidiary of the Company, owns all of the Company's subsidiaries, except the subsidiaries holding the Company's real estate operations. In connection with this refinancing, Talley Manufacturing obtained a $60.0 million secured credit facility with institutional lenders.
 At December 31, 1994 availability under the facility, based on inventory and receivable levels, and certain plant and equipment, was approximately $46.0 million, of which $27.3 million was borrowed.
         The proceeds from the offering and the initial borrowings under the secured credit facility were used to repay substantially all of the Company's previously outstanding non-real estate related debt.
 The Company anticipates that the new capital structure will support the long-term growth of the Company's core businesses and permit the implementation of its strategy to use proceeds received from the increasing airbag royalties and from the orderly sale of the assets of its real estate operations to reduce its total indebtedness.
         As a holding company with no significant operating or income-producing assets beyond its stock interest in Talley Manufacturing and the subsidiaries holding its real estate operations, the Company will be dependent primarily upon distributions from those subsidiaries in order to meet its debt service and other obligations. The Company will be entitled to receive certain distributions from Talley Manufacturing (absent certain defaults under Talley Manufacturing's indebtedness) for a period of five years, to be used to fund certain carrying and other costs associated with the orderly disposition of the Company's real estate assets. Additional funding is also available for real estate costs from the anticipated redemption of preferred stock of Talley Manufacturing purchased for an agreed upon amount by the Company in connection with the recent refinancing and from a portion of the net cash proceeds from the sale of real estate assets. (Preferred Stock issued by Talley Manufacturing to the Company in the amount of $4.0 million was redeemed in 1994.) The Company will be required to use certain funds received from Talley Manufacturing and certain funds from real estate sales to make offers to redeem certain indebtedness of the Company. Because the cash available to the Company is required to be used for these specific purposes, and because certain debt covenants limit the Company's ability to incur additional indebtedness, The Company will be dependent upon the payment of dividends from Talley Manufacturing (which payments will generally be limited by debt covenants of Talley Manufacturing) and to future sales of equity securities as its primary sources of discretionary liquidity. To the extent such sources do not provide adequate funds, the Company may be unable to fund expected costs and improvements associated with its real estate holdings or to make cash interest payments on its outstanding indebtedness when required. Nevertheless, and particularly in light of the absence of requirements for the Company to make cash payments of interest on outstanding indebtedness until April 15, 1999, the Company believes funds will be available in sufficient amounts, and at the required times, to permit the Company to meet its obligations.
         At December 31, 1994, the Company had $13.0 million in cash and cash equivalents and $54.2 million in working capital. During 1994 the Company generated $32.2 million of cash flow from operating activities. This amount reflects cash generated due to a decrease in accounts receivable of $2.9 million, a decrease in prepaid expenses of $1.8 million, an increase in accounts payable and accrued expenses totalling $1.2 million and a decrease in realty assets of $6.0 million. Since the Company is engaged in government contracting activities, the amount of receivables may fluctuate based on the timing of contract shipments and collections on such contracts. Accordingly, the December 31, 1994 balance of receivables was lower than the 1993 balance by $5.3 million. The receivable balance at the end of 1993 was above normal levels. In
 1994 the Company used $9.6 million of cash for investing activities during the year, consisting primarily of the purchase of the assets of a manufacturer of metal buttons for $5.7 million, $.3 million proceeds from sale of property and equipment, and $3.9 million in purchases of property and equipment. Cash used in financing activities of $21.7 million reflects a reduction in debt from cash generated from operations. Borrowings and pay downs under revolving credit facilities are also included in financing activities.
         The Company has not made any dividend payments on its preferred and common stock since the first quarter of 1991, and the ability to pay dividends in the future is limited by the provisions of the Company's debt agreements. Dividends in arrears on preferred shares totaled $8.1 million at December 31, 1994.





 Consolidated Statement of Operations




 Years Ended December 31,                           1994          1993           1992
 Sales                                      $249,201,000   $250,062,000  $261,128,000
 Services                                     59,989,000     63,270,000    52,976,000
 Royalties                                    18,570,000    10,868,000      6,614,000
                                             327,760,000   324,200,000    320,718,000

 Cost of sales                               182,415,000    185,900,000   187,976,000
 Cost of services                             52,314,000     54,927,000    46,980,000
 Selling, general and
   administrative expenses                    62,763,000    57,877,000     58,669,000
 Adjustment in value of
   foreclosed realty assets                            -             -     11,908,000
                                             297,492,000   298,704,000    305,533,000

 Earnings from operations                     30,268,000     25,496,000    15,185,000

 Other income (expense), net                  (2,978,000)    (2,978,000)   (2,706,000)
                                              27,290,000     22,518,000    12,479,000

 Interest expense                             28,089,000    25,744,000     31,630,000

 Loss before income taxes and
   extraordinary gains (loss)                   (799,000)   (3,226,000)   (19,151,000)

 Income tax provision (benefit)               (4,305,000)    2,768,000     (1,947,000)

 Earnings (loss) before extraordinary
   gains (loss)                                3,506,000     (5,994,000)  (17,204,000)
 Extraordinary gains (loss), net of
  income taxes                                         -      (504,000)     2,637,000

 Net earnings (loss)                        $  3,506,000  $ (6,498,000)  $(14,567,000)

 Earnings (loss) applicable to
   common shares (after deduction of
   preferred stock dividends)               $  1,339,000  $ (8,665,000)  $(16,735,000)

 Earnings (loss) per share of common
   stock and common stock equivalents:
     Before extraordinary gains (loss)      $        .13  $       (.85)  $      (2.11)
     Extraordinary gains (loss)                        -          (.05)           .29

 Net earnings (loss)                        $        .13  $       (.90)  $      (1.82)

 Weighted average shares outstanding          10,412,000     9,676,000      9,189,000





  The accompanying notes are an integral part of the financial statements.

 Consolidated Balance Sheet




 December 31,                                            1994            1993

 Assets

 Cash and cash equivalents                       $ 13,002,000    $ 12,194,000

 Accounts receivable, net of
   allowance for doubtful accounts
   of $994,000 in 1994 and
   $1,091,000 in 1993                              55,257,000      60,579,000

 Inventories                                       66,069,000      64,808,000

 Deferred income taxes                                800,000         900,000

 Prepaid expenses                                   7,895,000       9,664,000

   Total current assets                           143,023,000     148,145,000


 Realty assets                                    110,899,000     117,869,000

 Long-term receivables, net                        13,277,000       9,900,000

 Property, plant and equipment,
  at cost, net of accumulated
  depreciation of $87,969,000
  in 1994 and $82,300,000 in 1993                  46,353,000      49,937,000

 Intangibles, at cost, net of
   accumulated amortization of
   $15,697,000 in 1994 and
   $13,883,000 in 1993                             46,288,000      44,928,000

 Deferred charges and other assets                 10,063,000      11,659,000


   Total assets                                  $369,903,000    $382,438,000

 December 31,                                            1994           1993

 Liabilities and Stockholders' Equity

 Current maturities of long-term debt            $  3,549,000   $  2,176,000
 Current maturities of realty debt                 19,575,000     16,795,000
 Accounts payable                                  25,974,000     23,621,000
 Accrued expenses                                  39,696,000     41,775,000
   Total current liabilities                       88,794,000     84,367,000


 Long-term debt                                   220,447,000    231,669,000
 Long-term realty debt                              5,564,000     11,446,000
 Deferred income taxes                              6,655,000     12,320,000
 Other liabilities                                  8,277,000      6,094,000
 Commitments and contingencies                              -              -

 Stockholders' equity:
   Preferred stock, $1 par value,
     authorized 5,000,000 shares;
     issued:
       71,000 shares of Series A
       (71,000 in 1993) ($1,775,000
       involuntary liquidation
       preference)                                     71,000         71,000
       1,548,000 shares of Series B
       (1,548,000 in 1993)
       ($30,960,000 involuntary
       liquidation preference)                      1,548,000      1,548,000
       120,000 shares of Series D
       (120,000 in 1993) ($18,000,000
       involuntary liquidation
       preference)                                    120,000        120,000
   Common stock, $1 par value,
     authorized 20,000,000;
     shares issued:
       10,047,000 shares (10,047,000
       in 1993)                                    10,047,000     10,047,000
   Capital in excess of par value                  86,026,000     86,026,000
   Foreign currency translation
     adjustments                                     (723,000)      (370,000)
   Accumulated deficit                            (56,923,000)   (60,429,000)
                                                   40,166,000     37,013,000
   Less 33,000 shares of Common stock
     in treasury, at cost in 1993                           -       (471,000)
   Total stockholders' equity                      40,166,000     36,542,000

   Total liabilities and stockholders'
     equity                                      $369,903,000   $382,438,000



 The accompanying notes are an integral part of the financial statements.


                                      TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Consolidated Statement of Changes in Stockholders' Equity


                                                                                       Capital in                Retained
                                           Preferred Stock                Common       Excess of      Treasury   Earnings
                                 Series A     Series B       Series D      Stock       Par Value       Stock     (Deficit)
Balance at December 31, 1991       75,000     1,548,000       120,000     8,795,000    81,737,000       -0-     (39,364,000)
  Net loss                                                                                                      (14,567,000)
  Conversions to common stock:
    Series A Preferred -
      4,000 shares                 (4,000)                                    3,000
  Decrease in guaranteed debt
    of ESOP                                                                               334,000
  Debt exchanged for common stock                                           721,000     1,466,000

Balance at December 31, 1992       71,000     1,548,000       120,000     9,519,000    83,537,000       -0-     (53,931,000)
  Net loss                                                                                                       (6,498,000)
  Stock grants                                                              141,000       403,000
  Stock issued                                                              387,000     1,308,000
  Treasury stock acquired                                                                            (528,000)
  Treasury stock issued                                                                                57,000
  Decrease in guaranteed debt
    of ESOP                                                                               778,000


Balance at December 31, 1993       71,000     1,548,000       120,000    10,047,000    86,026,000    (471,000)  (60,429,000)
  Net earnings                                                                                                    3,506,000
  Treasury stock issued                                                                               471,000


Balance at December 31, 1994     $ 71,000    $1,548,000      $120,000   $10,047,000   $86,026,000   $   -0-    $(56,923,000)




The accompanying notes are an integral part of the financial statements.



Consolidated Statement of Cash Flows



Years Ended December 31,                                      1994            1993           1992
Cash and cash equivalents at beginning of year        $ 12,194,000    $ 10,168,000   $ 47,031,000
Cash flows from operating activities:
  Net earnings (loss)                                    3,506,000      (6,498,000)   (14,567,000)
  Adjustments to reconcile net income to cash
    flows from operating activities:
      Adjustment in value of foreclosed realty
        assets                                                   -               -     11,908,000
      Extraordinary items                                        -         504,000     (2,637,000)
      Change in deferred income taxes                   (5,565,000)      1,780,000     (3,536,000)
      Depreciation and amortization                      9,557,000      10,085,000     10,598,000
      Loss (gain) on sale of property and
        equipment                                         (173,000)       (191,000)       190,000
      Loss due to transfer of realty assets                      -       1,166,000      1,433,000
      Loss on termination of interest rate
        swap agreement                                           -      (1,670,000)             -
      Original discount amortization on
        debentures                                       9,024,000               -              -
      Other                                              4,801,000       5,279,000      2,233,000
  Changes in assets and liabilities, net of
    effects of acquisitions and divestitures:
      (Increase) decrease in accounts receivable         2,935,000      (8,584,000)    15,714,000
      (Increase) decrease in inventories                   (93,000)      1,176,000      6,921,000
      (Increase) decrease in prepaid expenses            1,769,000      (1,899,000)    (1,379,000)
      Decrease in realty assets                          6,036,000       5,317,000      1,005,000
      Increase in other assets                            (587,000)    (10,772,000)      (663,000)
      Increase in accounts payable                       2,353,000       3,915,000        130,000
      Increase (decrease) in accrued expenses           (1,154,000)      5,498,000     (7,288,000)
      Decrease in other liabilities                       (722,000)     (1,056,000)    (1,426,000)
      Other, net                                           471,000        (201,000)             -
          Cash flows from operating activities          32,158,000       3,849,000     18,636,000
Cash flows from investing activities:
      Purchase of assets of acquired business           (5,688,000)              -              -
      Proceeds from sale of subsidiary                           -       2,756,000      7,691,000
      Purchases of property and equipment               (3,932,000)     (5,347,000)    (4,592,000)
      Reduction of long-term receivables                   237,000       2,140,000      1,600,000
      New long-term receivables                           (551,000)       (388,000)      (937,000)
      Proceeds from sale of property and
        equipment                                          302,000         291,000        257,000
          Cash flows from investing activities          (9,632,000)       (548,000)     4,019,000
Cash flows from financing activities:
      Decrease in notes payable                                  -               -       (361,000)
      Repayment of long-term debt                     (402,127,000)   (390,660,000)  (146,094,000)
      Repayment of realty debt                          (2,145,000)     (5,543,000)    (4,015,000)
      Proceeds from new long-term debt                 382,554,000     394,928,000     90,952,000
          Cash flows from financing activities         (21,718,000)     (1,275,000)   (59,518,000)
Net increase (decrease) in cash and cash
  equivalents                                              808,000       2,026,000    (36,863,000)
Total cash and cash equivalents at end of year        $ 13,002,000    $ 12,194,000   $ 10,168,000




The accompanying notes are an integral part of the financial statements.

 Significant Accounting Policies

 Principles of Consolidation:

         The consolidated financial statements include the accounts of the Company and its majority-owned domestic and foreign subsidiaries. Real estate joint ventures that are majority owned and under the control of the Company are also included in the consolidated accounts of the Company. All unconsolidated companies are reflected in the financial statements on the equity basis. All material intercompany transactions have been eliminated.

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

 Realty Assets:

         Realty assets consist of those parcels and developments which are expected to be sold within the operating cycle of the Realty segment. Historically, the operating cycle of the Realty segment has been three to five years. Realty assets are stated at the lower of historical cost or estimated net realizable value and include land held for sale together with related development and carrying costs (interest and property taxes during development), and equity investments in realty joint ventures. For financial reporting purposes, realty assets must be carried at the lower of historical cost or estimated net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less estimated costs of completion (to the stage of completion assumed in determining the selling price), holding and disposal. Net realizable value differs from market value in that, among other things, market value is based on the price obtainable in a bulk cash sale at the present time, considers a potential purchaser's requirement for future profit and discounts the timing of expected cash receipts at a market rate of interest, whereas net realizable value is the price obtainable in the future for individual properties as improved, net of disposal costs, without provision for future profit and without discounting future cash receipts to present value.
         In Accordance with Statement of Position (SOP) - No. 92-3 "Accounting For Foreclosed Assets", which was issued by the American Institute of Certified Public Accountants in 1992, the
 Company accounts for and reports the value of foreclosed realty assets at fair value less the estimated costs to sell the assets.
         The Company annually completes a formal review of its real estate properties. In connection with these reviews, values of substantially all properties are established by independent appraisal firms. In establishing values, the appraisers consider comparable sales, absorption rates, area economic conditions, improvement costs and income potential, among other factors. When discounting is appropriate, risk weighted interest rates are used as determined by the appraisers.
         The estimated net realizable value for each property equals or exceeds its book value. It is currently the Company's intention to dispose of these properties in an orderly process over time. Accordingly, the lower of historical cost or estimated net realizable value is the appropriate carrying value for properties under generally accepted accounting principles. If, however, the Company were to change its intention and any of these properties were sold in bulk at the market values, the Company could incur a material loss. Additionally, if market conditions deteriorate further or continue to remain depressed for an extended period of time (and as a result the sales do not occur as estimated in the net realizable value analyses), the Company may incur material losses.

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

 Income Taxes:

         Effective January 1, 1992 the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting
 For Income Taxes". This pronouncement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. United States income taxes are provided on the portion of earnings remitted or expected to be remitted from foreign subsidiaries.

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

 Intangibles:

         The excess cost of investments in subsidiaries over the equity in net assets at acquisition date is being amortized using the straight-line method over periods not in excess of 40 years. The majority of the Company's intangibles consist of goodwill, which is the excess of cost over tangible and identifiable intangible assets acquired. The carrying value of intangibles is evaluated periodically in relation to the operating performance and future cash flow of the underlying businesses.

 Earnings or Loss Applicable to Common Shares:

         Earnings or loss applicable to Common shares is computed by reducing the net earnings or loss by dividends, including undeclared or unpaid dividends, of the Company's Preferred A, B and D stocks.


 Inventories

 Inventories are summarized as follows:

 (balances in thousands)                        1994         1993

 Raw material and supplies                   $11,757      $10,293
 Work-in-process                              11,733        9,584
 Finished goods                               24,616       26,470
 Inventories substantially applicable to
   fixed-price government contracts in
   process, reduced by progress payments
   of $8,273,000 and $9,110,000 in 1994
   and 1993, respectively                     17,963       18,461
                                             $66,069      $64,808

 Realty Assets

         The Company has adopted a plan to divest itself of realty assets which is expected to be accomplished over several years.
 Realty assets at December 31, 1994 of $110,899,000 are primarily unimproved commercial, industrial and mixed use properties.
         During 1992, pursuant to the issuance of Statement of Position
 (SOP) No. 92-3, "Accounting For Foreclosed Assets," issued by the American Institute of Certified Public Accountants, the Company was required to change its accounting for foreclosed assets and adjusted the carrying amount of foreclosed realty assets to reflect the fair value less the estimated costs to sell the assets, which resulted in an $11,908,000 writedown of realty assets and a corresponding charge to earnings of realty operations. The value of foreclosed assets at December 31, 1994 and 1993 were $31,932,000 and $38,792,000, respectively.
         In reference to the Company's consolidated cash flow in 1994, non-cash Realty asset transactions included a decrease in both
 Realty assets and Realty debt in the amount of $934,000.  In reference to the Company's consolidated cash flow in 1993 non-cash Realty asset transactions included an increase in Realty assets and an increase in Realty debt and accrued expenses in the amount of $19,128,000 upon the consolidation of a previously unconsolidated joint venture. Non-cash Realty items also included reductions of $4,677,000 due to forfeitures of properties and other transactions.
 In 1992, non-cash Realty asset transactions included the non-cash writedown related to the change in accounting for foreclosed assets of $11,908,000 and forfeitures of properties in settlement of
 liabilities and exchanges of assets of $8,744,000.   At December
 31, 1992, the Company had an investment in an unconsolidated Realty joint venture of $29,184,000. During 1993, the joint venture was consolidated with the Company's other operations and accordingly left no investment in unconsolidated joint ventures at December 31, 1994 and 1993.


 Long-Term Receivables

         Long-term receivables consist of the following:

 (balances in thousands)                      1994         1993

 Notes receivable, including accrued
   interest and income tax refunds        $ 13,516     $ 13,564
 Amounts due within one year, included
   in accounts receivable                     (239)      (3,664)
                                          $ 13,277     $  9,900

         Long-term receivables include income tax receivables of $7,496,000, which must be approved by the Congressional Joint Committee on Taxation before payment will be received, and accordingly are classified as non-current. The remaining notes range in length from one to fifteen years and bear interest at December 31, 1994 at rates ranging from 5% to 12%. Payment terms vary by note, but generally require monthly, quarterly or annual
 interest and principal payments.   The  notes  receivable  balance
 is net of reserves of $2,358,000 and $2,274,000 at December 31, 1994 and 1993, respectively.


 Property, Plant and Equipment

         Property, plant and equipment, is summarized as follows:

 (balances in thousands)                             1994      1993

 Machinery and equipment                         $100,383  $ 97,054
 Buildings and improvements                        31,224    32,468
 Land                                               2,715     2,715
                                                 $134,322  $132,237


         Depreciation of property, plant and equipment was $7,735,000, $8,286,000, and $8,667,000 for the years ended December 31, 1994,
 1993 and 1992, respectively.


 Long-Term Debt

    Long-term debt consists of the following:

 (balances in thousands)                      1994          1993

 10-3/4% Senior Notes, due 2003           $115,000      $115,000
 12-1/4% Senior Discount Debentures,
   due 2005 (face amount $126,555,000)      80,691        71,667
 Notes, interest based on prime or
   other variable market rates, due 1998    17,949        20,000
 Revolving credit facilities                 9,377        26,743
 Capitalized leases and other                  979           435
                                           223,996       233,845
 Less current maturities                     3,549         2,176

 Long-term debt                           $220,447      $231,669

         On October 22, 1993 the Company completed a major debt refinancing program. The Company received gross proceeds of $70,000,000 from the issuance of Senior Discount Debentures, due 2005, which were issued to yield 12.25% (face amount of $126,555,000). In addition, Talley Manufacturing and Technology, Inc., ("Talley Manufacturing") a newly formed wholly owned subsidiary of the Company, which owns all of the Company's subsidiaries (except for the subsidiaries holding the Company's real estate operations), issued $115,000,000 of Senior Notes, due 2003, with an interest rate of 10.75%. Talley Manufacturing also completed a $60,000,000 secured credit facility with two institutional lenders. The gross proceeds of the public offerings, plus an initial borrowing under the secured credit facility, after payment of underwriting and other fees and expenses associated with these financings, were used to repay substantially all of the Company's previously outstanding non-real estate related debt.
         The indentures for the Senior Notes and the Senior Discount Debentures and the loan agreement relating to the secured credit facility contain covenants requiring specified fixed charge coverage ratios, working capital levels, capital expenditure limits, net worth levels, cash flow levels and certain other restrictions including limitations on dividends and other payments and incurrence of debt. As a holding company with no significant operating or income-producing assets beyond its stock interests in Talley Manufacturing and the subsidiaries holding its real estate operations, the Company is dependent primarily upon distributions from these subsidiaries to meet its debt service and other obligations. Payments from the subsidiaries are generally limited by the debt covenants of Talley Manufacturing.
         Substantially all of the receivables, inventory and property, plant and equipment of Talley Manufacturing and its subsidiaries are pledged as collateral in connection with the secured credit facility. In addition, the subsidiaries of Talley Manufacturing have guaranteed Talley Manufacturing's obligations under the Senior Notes and the secured credit facility and the Company has guaranteed the Senior Notes on a subordinated basis. The capital stock of Talley Manufacturing has been pledged by the Company to secure the Senior Discount Debentures.
         The Senior Notes mature on October 15, 2003 and Talley Manufacturing is required to make mandatory sinking fund payments of $11,500,000 on October 15, in each of 2000, 2001 and 2002.
 Interest is payable semi-annually, having commenced April 15, 1994. The Senior Discount Debentures mature on October 15, 2005. No interest on the Discount Debentures will be payable until April 15, 1999, when interest will be payable semi-annually on April 15 and October 15 of each year.  In the event that certain financial and other conditions are satisfied, the Discount Debentures require prepayments based on defined levels of airbag royalties received and proceeds from real estate sales.
         The secured credit facility consists of a five year revolving credit facility of up to $40,000,000, depending on inventory and receivable levels, and a five year $20,000,000 term loan facility
 secured by plant and equipment.   At December 31, 1994 total
 availability under the facility, based on inventory and receivable levels and certain plant and equipment, was approximately $46,049,000, of which approximately $27,326,000 was borrowed. Upon the occurrence of certain specified events at any time following the third anniversary of the facility, the agent thereunder may elect to terminate the facility. The five-year term facility requires monthly amortization payments based on a seven year amortization schedule, with the balance due upon expiration in October 1998. The credit facility interest rate is prime plus one percent or LIBOR plus 3-1/4%, with an additional fee of one-quarter of one percent on unused amounts under the revolving facility.
         Aggregate maturities of long-term debt for the years ending December 31, 1995 through December 31, 1999, are $3,549,000, $3,567,000, $3,094,000, $18,095,000 and $0, respectively. Cash payments for total interest, net of amounts capitalized, during 1994, 1993 and 1992 were $16,758,000, $21,675,000 and $30,459,000, respectively. Accrued interest expense at December 31, 1994, 1993 and 1992 was $11,855,000, $10,999,000 and $3,689,000, respectively.
 Total capitalized lease obligations on buildings and equipment included in long-term debt at December 31, 1994 is $313,000, of which $139,000 is due within one year.

 Realty Debt

         Realty debt consists primarily of amounts payable in connection with properties acquired by the Company's real estate operations. The various notes bear interest at rates ranging from 7.6% to 12.0% with maturities ranging from 1995 through 2004. Payment terms vary by note, but generally require monthly, quarterly or annual interest and principal payments. Realty debt at December 31, 1994 and 1993 was $25,139,000 and $28,241,000,
 respectively. Aggregate maturities of Realty debt for the years ending December 31, 1995 through 1999 are $19,575,000, $1,078,000,
 $1,104,000, $781,000 and $538,000, respectively.  Realty debt is collateralized by properties and notes receivable of the Company's real estate operations with a carrying value of approximately $96,726,000.

 Stock Options

         At December 31, 1994, under the 1990 and 1978 Stock Option Plans, 658,000 and 478,000 shares of Common stock, respectively, were reserved for sale to officers and employees. The plans require incentive stock option prices to be no less than the market value of the stock at the date of grant and that all options, incentive and non-qualified, become exercisable in ten years or less from the date of grant, as specified in the individual grants. During the year ended December 31, 1994, 100,000 options were granted under the 1990 Stock Option Plan. No shares were granted during 1994 under the 1978 Stock Option Plan. During the year ended December 31, 1993, 438,000 options were granted under the 1990 Stock Option Plan and 132,000 grants were made under the 1978 Stock Option Plan. During the years ended December 31, 1994, 1993 and 1992, no options were exercised under either of the two stock option plans. Under the 1978 Stock Option Plan during 1994, 1993 and 1992, respectively, there were 12,000, 63,000 and 49,500
 options that expired or were cancelled.    During 1994 there were
 10,000 options that were cancelled under the 1990 Plan. Prior to 1993 there were no options granted under the 1990 Stock Option Plan.
         At December 31, 1994, there were 934,000 total options outstanding at an average price of $5.97, with 844,000 options exercisable. At December 31, 1993, 856,000 options were outstanding at an average price of $6.09 with 205,000 exercisable. Common stock reserved for future option grants under the 1978 Plan amounted to 72,000 and 60,000 shares at December 31, 1994 and 1993, respectively. Common stock reserved for future option grants under the 1990 Plan amounted to 130,000 and 105,000 at December 31, 1994 and 1993, respectively.
         During the year ended December 31, 1993, 476,000 and 52,000 shares were issued under the 1983 Long-Term Incentive Plan and the 1983 Restricted Stock Plans, respectively. There were no shares issued under either of these Plans in 1992 or 1991.

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

         Each share of Series B $1.00 Cumulative Convertible Preferred stock entitles its holder to receive an annual cash dividend of $1.00 per share; to convert it into 1.31 shares of Common stock, as adjusted in the event of future dilution; to receive up to $20.00 per share in the event of involuntary or voluntary liquidation;
 and, subject to certain conditions in loan agreements, may be redeemed at the option of the Company at a price of $52.50 per share.
         Each share of Common stock has a preferred stock purchase right attached, allowing the holder, upon the occurrence of a change in control, as defined in a Rights agreement, to buy one one-hundredth of a share of Series C Junior Participating Preferred stock at an exercise price of $70. The Series C stock, which may be purchased upon exercise of the Rights, is nonredeemable and junior to other series of the Company's preferred stock. No shares of Series C stock have been issued as of December 31, 1994.
         Each share of Series D Convertible Preferred stock entitles its holder to receive an annual cash dividend of $4.50 per share ($15.75 after February 28, 1998); to convert it into 10 shares of Common stock, as adjusted in the event of future dilution; to receive $150 per share ($175 after February 28, 1998) in the event of involuntary or voluntary liquidation; and subject to certain conditions in loan agreements, may be redeemed at the option of the Company at the higher of $150 per share ($175 after February 28, 1998) or the average of the conversion value per share for the last ten trading days prior to redemption (not to exceed $200 per share).
         Dividends on the shares of Series A, Series B and Series D Preferred stock are cumulative and must be paid in the event of liquidation and before any distribution to holders of Common stock. The Company has not made any dividend payments on its preferred and common stock since the first quarter of 1991, and the ability to pay dividends in the future is limited by the provision of the Company's debt agreements. Cumulative dividends on preferred shares that have not been declared or paid since the first quarter of 1991 are approximately: Series A - $293,000 ($4.125 per share), Series B - $5,806,000 ($3.750 per share) and Series D $2,030,000
 ($16.875 per share). The failure to pay the regular quarterly dividends for the first three quarters of 1992 on the Preferred stock gave rise at that time to the right of the holders of the three series to elect two directors to the Company's Board of Directors.
         At December 31, 1994 there were 5,762,000 shares of Common stock reserved for conversion of preferred stock, for exercise of stock options, for issuance of shares under the Employee Stock Purchase Plan and for the payment of a portion of the purchase price of a business acquisition completed in 1994.

 Leases

         Rental expense for continuing operations (reduced by rental income from subleases of $329,000 in 1994, $340,000 in 1993 and $693,000 in 1992) amounted to $5,179,000 in 1994, $5,622,000 in
 1993 and $6,641,000 in 1992.   Aggregate  future  minimum  rental
 payments required under operating leases having an initial lease term in excess of one year for years ending December 31, 1995 through December 31, 1999 are $4,805,000, $3,624,000, $2,279,000,
 $2,149,000 and $947,000, respectively, with $761,000 payable in future years. Minimum operating lease payments have not been reduced by future minimum sublease rentals of $450,000.
         Aggregate future minimum payments under capital leases for years ending December 31, 1995 through December 31, 1997 are $172,000, $170,000, $18,000, respectively, with no payments in later years. Minimum capital lease payments have not been reduced by future minimum sublease rentals of $510,000. The present value of net minimum lease payments is $313,000 after deduction of $47,000, representing interest and estimated executory costs. The net book value of leased buildings and equipment under capital leases at December 31, 1994 and 1993 amounted to $213,000 and $324,000, respectively.

 Employee Benefit Plans

         The Company and its subsidiaries have pension plans covering a majority of its employees. Normal retirement age is 65, but provisions are made for early retirement. For subsidiaries with defined benefit plans, benefits are generally based on years of service and salary levels. Contributions to the respective defined contribution plans are based on each participant's annual pay and age.
         Pension expense for continuing operations in 1994, 1993 and 1992 was $4,977,000, $5,394,000 and $4,085,000, respectively.
         The Company generally contributes the greater of the amounts expensed or the minimum statutory funding requirements. Pension costs for continuing operations for defined benefit plans include the following components:


 (balances in thousands)             1994       1993       1992

 Service cost-benefits earned
   during the year               $  1,377   $  1,594   $  1,251
 Interest cost on projected
   benefit obligation               2,360      2,504      2,327
 Actual return on assets              643     (5,712)    (3,313)
 Net amortization and deferral     (3,493)     3,173        550
 Net pension cost                $    887   $  1,559   $    815

         The following table sets forth the aggregate funded status of defined benefit plans at December 31, 1994 and 1993:


                                             1994
                               Assets Exceed      Accumulated
                                Accumulated        Benefits
 (balances in thousands)          Benefits       Exceed Assets

 Fair value of plan assets         $ 36,474            $ 1,451
 Projected benefit obligation       (30,004)            (1,641)
 Projected benefit obligation
   (in excess of) or less than
   plan assets                        6,470               (190)
 Unrecognized net loss (gain)        (7,612)              (260)
 Unrecognized prior service cost       (266)                 4
 Unrecognized net liability             622                413
 Unfunded accumulated benefit
   obligation                             -               (157)
 Pension liability                 $   (786)           $  (190)

 Accumulated benefits              $ 27,160            $ 1,641

 Vested benefits                   $ 25,535            $ 1,611



                                             1993
                              Assets Exceed        Accumulated
                               Accumulated          Benefits
 (balances in thousands)         Benefits         Exceed Assets

 Fair value of plan assets         $ 39,879            $ 1,535
 Projected benefit obligation       (36,524)            (1,948)
 Projected benefit obligation
   (in excess of) or less than
   plan assets                        3,355               (413)
 Unrecognized net loss (gain)        (3,826)              (143)
 Unrecognized prior service cost       (279)                 5
 Unrecognized net liability             725                551
 Unfunded accumulated benefit
   obligation                             -               (413)
 Pension liability                 $    (25)           $  (413)

 Accumulated benefits              $ 36,524            $ 1,948

 Vested benefits                   $ 30,996            $ 1,932

         The provisions of Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions," require the recognition of an additional liability and related intangible asset to the extent that accumulated benefits exceed plan assets. At December 31, 1994 and 1993 the Company's additional liabilities were $157,000 and $413,000, respectively. The Company recorded an intangible asset in the same amount.
         Assumptions used in 1994, 1993 and 1992 to determine the actuarial present value of plan benefit obligations were:

                                                   1994   1993   1992

         Assumed discount rate                     8.5%   7.0%   7.0%
         Assumed rate of compensation increase     5.0%   4.5%   5.0%
         Expected rate of return on plan assets    9.0%   9.0%   9.0%

         Net periodic pension cost is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year. Assets of the Company's pension plans consist of marketable equity securities, guaranteed investment contracts and corporate and government debt securities. The total value of defined benefit plan assets exceed total vested benefits by $10,779,000.
         Effective January 1, 1984, the Company established an employee stock purchase plan for eligible U.S. employees. Each eligible employee who elects to participate may contribute 1% to 5% of his or her pretax compensation from the Company. The Company contributes an amount equal to 50% of the employee contributions. During 1991, 1992 and 1993 the Company also made discretionary contributions. Pursuant to a 1986 amendment to the Plan which gives the Administration Committee authority to direct the trustee to borrow funds to purchase Company securities, a promissory note for $2,000,000 was executed on April 17, 1989 to purchase 141,500 shares of Common stock. Company contributions to the Plan were used, in part, by the Employee Stock Ownership Plan (ESOP) to make loan and interest payments. As the loan was repaid, a portion of the Common stock acquired by the Plan was allocated to each employee in amounts based on the beginning of month balances of the respective participant's accounts. Total Company contributions during 1994 and 1993 were $713,000 and $697,000, respectively. On October 22, 1993, the Company paid down the loan as part of the debt refinancing program. As a result, the Company acquired the securities not allocated to the Plan. Treasury stock valued at $471,000 at December 31, 1993 represented the shares to be allocated to the Plan upon receipt of future payments from the Plan. At December 31, 1994 all shares have been purchased by the

 Plan and accordingly allocated to participants. Interest expense on the amount payable by the Plan for 1994 and 1993 was $15,600 and $32,000, respectively.
         Any dividends received on the shares held by the ESOP are reinvested in shares of Company stock. No dividends were received during 1994, 1993 or 1992.
         Health care and life insurance benefits are presently provided to a small number of retired employees of one of the Company's subsidiaries. The cost of retiree health care and life insurance benefits are minor in amount and are recognized as benefits are paid. The Company adopted Statement of Financial Accounting
 Standards No. 106, "Employers' Accounting for Postretirement
 Benefits Other Than Pension" in the first quarter of 1993, as required by the pronouncement. The transition obligation of approximately $1,474,000 is being amortized over a 20 year period.
 The amortization of the unrecognized transition obligation for the single subsidiary affected by the new pronouncement was $72,000 in 1994. Current service costs and interest costs for 1994 were approximately $10,000 and $99,000, respectively.

 Income Taxes

         Earnings from continuing operations before income taxes and the provision (credit) for income taxes consists of the following:


 (balances in thousands)            1994       1993       1992
 Earnings (loss) before income
   taxes:
         United States          $ (2,341)  $ (3,229)  $(18,623)
         Foreign                   1,542          3       (528)
                                $   (799)  $ (3,226)  $(19,151)

 Current tax expense (credit):
   United States                $      -   $    347   $    953
   Foreign                           731         59       (285)
   State and local                   530        581        921
                                   1,261        987      1,589
 Deferred tax expense (credit):
   United States                       -       (347)      (953)
   Foreign                            15          8         94
   State and local                (5,581)     2,120     (2,677)
                                  (5,566)     1,781     (3,536)
                                $ (4,305)  $  2,768   $ (1,947)

    Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1994 and 1993 are as follows:


 (balances in thousands)                        1994       1993
 Gross deferred tax assets:
   Net operating losses and tax
     credit carryforward                    $  8,493   $  8,964
   Reserves on realty assets                   9,841     12,201
   Accrued expenses                            9,621      7,919
   Other                                       1,618      1,518
   Valuation allowance for
     deferred tax assets                     (23,856)   (25,597)
 Net deferred tax asset                        5,717      5,005

 Gross deferred tax liabilities:
   Depreciation                                6,662      7,642
   Accrued expenses                            3,908      7,606
   Other                                       1,002      1,177

   Gross deferred tax liability               11,572     16,425

 Net deferred tax liabilities               $  5,855   $ 11,420


    Reasons for the differences between the amount of income tax determined by applying the applicable statutory federal income tax rate to pretax income are:

                                   1994        1993       1992

 Computed tax at statutory U.S.
    tax rates                   $  (272)   $ (1,098)  $ (6,511)
 Operating losses not utilized      796       1,098      6,525
 State and local taxes           (5,051)      2,701     (1,756)
 Other                              222          67       (205)

                                $(4,305)   $  2,768   $ (1,947)


    United States income taxes have not been provided on approximately $2,000,000 of undistributed earnings of subsidiaries incorporated outside the United States, since it is the Company's intent to reinvest such earnings. Net cash (payments) refunds for income taxes during 1994, 1993 and 1992 were $(569,000), $828,000 and $10,491,000, respectively.

         At December 31, 1994, the Company had an unrecognized net operating loss carryforward for financial statement purposes of approximately $62,000,000. The Company's 1994 net operating loss carryforward at December 31, 1994 for federal tax purposes of approximately $20,000,000 is available for carryforward through the year 2008. In addition, the Company has alternative minimum tax credits of approximately $1,700,000 which can be utilized against regular taxes in the future.
         Pursuant to legislation passed in 1994 in the State of Arizona regarding the rules for filing consolidated state income tax returns, the Company reversed $5,600,000 of state income tax accruals to reflect the change in the law. During 1992, the Company was granted a favorable state income tax ruling and, as a result, recognized a tax benefit of $3,508,000.

 Commitments and Contingencies

   TRW Claims. Litigation between the Company and TRW Inc. ("TRW") has been pending in the United States District Court in Phoenix, Arizona since November 1989. Various claims have been asserted by TRW in this litigation, turning principally on alleged defects and misrepresentations under the Asset Purchase Agreement relating to the business and assets sold to TRW. Claims, asserted in this litigation by TRW, relating to accounting adjustments demanded by TRW and the expense of bringing the airbag plant into conformity with the warranted production capacity have previously been resolved by two arbitration proceedings. During the second quarter of 1992, an arbitration panel made its determination on the TRW's $34.0 million plant capacity claim and awarded TRW a judgment of $5.1 million, which has been paid by the Company. TRW is currently seeking pre-judgment interest (and the Company intends to oppose TRW's right to such interest) on the arbitration award for the period from June 1989 to the date on which the arbitration award was paid (May 1992), at the statutory rate of ten percent per annum. In April 1993, an arbitrator made his determination on the TRW accounting claims and denied any award. TRW asserts that the arbitration determinations did not dispose of all of its claims and that it still possesses claims that the airbag plant failed to meet certain government requirements and industry standards and that the associated real estate was insufficient to permit construction of certain additional facilities. TRW has not claimed a specific dollar amount with respect to these issues. The Company has asserted that all such claims have been extinguished by the arbitration decisions.

         In mid-February 1994 TRW filed a new declaratory judgment action claiming, among other things, the Company, through the actions of a subsidiary, breached a non-compete provision of the Asset Purchase Agreement by rendering services to competitors of TRW, and requesting among other things a court order that a contemporaneous notice and a $26.5 million one-time payment that TRW sent to the Company was valid, entitling it to terminate that airbag royalty and obtain a paid up license to use the Company's airbag technology. On March 1, 1994 the Company answered TRW's complaint and also filed counterclaims alleging that TRW had wrongfully terminated the license agreement, had intentionally interfered with the Company's business relationships and had failed to exert reasonable efforts to exploit the exclusive license granted to TRW by the Company. On March 14, 1994 the Company filed a Motion for an Order requiring TRW to make payment of all quarterly royalties until the lawsuit is finally resolved. The Company sought the Order to avoid the harm from cash flow interruption and/or potential loan covenant defaults caused by TRW's failure to pay scheduled royalty payments. A three day hearing on the Company's Motion was completed on May 3, 1994 and on May 19, 1994 the Court granted the Company's motion for a preliminary injunction. The Court ordered TRW to continue paying royalties to the Company pending conclusion of the lawsuit. On August 24, 1994 the Court refused TRW's motion to suspend the injunction and also granted the Company's motion for partial summary judgement precluding TRW at trial from relying on certain claims it has asserted in the earlier action. A trial in this matter is currently scheduled to commence in April 1995. While it is not possible to predict the outcome of litigation, the Company believes that it has meritorious defenses to TRW's claims and that it will ultimately prevail. Therefore, management anticipates that the above-described action will be resolved without any material adverse impact on the results of operations, liquidity or financial position of the Company.

   Environmental. A subsidiary of the Company has been named as a potentially responsible party by the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response Compensation and Liability Act in connection with the remediation of the Beacon Heights Landfill in Beacon Falls, Connecticut and has been identified as a potentially responsible party by another company in connection with the Laurel Park Landfill in Naugatuck, Connecticut. Management's review indicates that the Company sent ordinary rubbish and off-specification plastic parts to these landfills and did not send any hazardous wastes to either site.

         Two coalitions of potentially responsible parties have entered into consent decrees with the EPA to remediate these sites. Each coalition has in turn brought action against other potentially responsible parties, including a subsidiary of the Company, to contribute to the cleanup costs. The federal court hearing these cases has either dismissed claims against the subsidiary (with respect to Beacon Heights) or denied attempts to include the subsidiary in the proceedings (with respect to Laurel Park);
 however, each coalition has indicated that it intends to appeal the court's ruling. Based upon management's review and the status of these proceedings, management believes that any reasonably anticipated losses from these claims will not result in a material adverse impact on the results of operations or the financial position of the Company.
         A subsidiary of the Company is conducting an investigation of alleged groundwater contamination at a facility in Athens, Georgia, in cooperation with the current owner of the site. The site was owned by the subsidiary until March 1988. No lawsuit has been filed in this matter and the Georgia Environmental Protection
 Division made a determination in 1994 that the site should not be listed on its Hazardous Site Inventory. Based on remediation estimates received, management believes that any reasonably anticipated losses from the alleged contamination will not result in a material adverse impact on the results of operations or the financial position of the Company.

   Tax. The Arizona Department of Revenue issued Notices of Correction of Income Tax dated March 17, 1986 to the Company for the fiscal year ending March 31, 1983. These Notices pertain to whether subsidiaries of the Company must file separate income tax returns in Arizona rather than allowing the Company to file on a consolidated basis. The amount of additional Arizona income tax alleged to be due as a result of the Notices of Correction was $0.4 million plus interest. In May 1992 the Arizona Tax Court granted judgment in favor of the Company and against the Department on all claims asserted against the Company. In October 1992 the Tax Court entered judgment in favor of the Company awarding the Company approximately $0.6 million for the Arizona income taxes the Company overpaid for its fiscal year ending March 31, 1983 together with interest and attorneys' fees.
         In September 1994, the Arizona Court of Appeals reversed the 1992 Arizona Tax Court ruling that entitled the Company to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983. The Company has filed a petition for review with the Arizona Supreme Court. The Company believes the appellate court erred in its decision, but cannot assess the likelihood of the Arizona Supreme Court granting the petition for review. The Company anticipates that the Supreme Court will rule on the petition for review during 1995 and if the petition is granted, the Supreme Court will require an additional eighteen months to rule on the issues. If the appellate court decision stands, the Company would be liable for approximately $1.2 million in taxes and interest for 1983. In May 1993, the Arizona Department of Revenue issued assessments with respect to calendar years 1984 through 1989 alleging that the Company owes additional Arizona income tax and interest in the amount of $16.6 million. Management's preliminary review of the assessments indicates that they were calculated on essentially the same basis used by the Department in its previous claims for income tax due with respect to its fiscal year ended March 31, 1983. If the Company is unsuccessful in its attempts to have the Arizona Supreme Court overturn the appellate court decision related to the 1983 fiscal year, the Company intends to vigorously litigate the Arizona Department of Revenue tax and interest assessments totalling approximately $5.0 million for calendar years 1984 and 1985. The Company does not anticipate a final resolution of the 1984 and 1985 periods for a number of years. Legislation adopted in 1994 in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986 and on December 8, 1994 the Arizona Department of Revenue withdrew its assessments for 1986 and subsequent years. Management believes that the final resolution of the above matter will not result in a material adverse impact on the results of operations or the financial position of the Company.

 Fair Value of Financial Instruments

         The following table presents the carrying amounts and fair values of the Company's financial instruments for which it is practicable to estimate. Financial Accounting Standards Board Statement No. 107 "Disclosure about Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a force or liquidation sale.


 (balances in thousands)         1994                  1993
                         Carrying     Fair     Carrying     Fair
                          Amount      Value     Amount      Value

 Cash & cash equivalents  $ 13,002  $ 13,002   $ 12,194  $ 12,194
 Non-trade receivables      13,516    13,516      13,564   13,564
 Realty debt                25,139    20,784      28,241   28,241
 Other debt                223,996   191,690     233,845  233,845


    The following notes summarize the major methods and assumptions used by the Company in estimating the fair values of financial instruments.

 Cash and cash equivalents

    The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

 Non-trade receivables

    Interest rules on non-trade receivables, including the current portion, are generally at current market rates. Accordingly the carrying value and fair value of the receivables are equal after considering allowances for the carrying value of certain notes.

 Debt

    The fair value of the Company's Realty and other debt, including the current portion, at December 31, 1994 is based on quoted market prices or, if market prices are not available, the fair value is estimated using discounted cash flow analysis based on estimated rates for similar instruments. The fair value of certain Realty debt instruments were based on transactions or negotiations subsequent to December 31, 1994 where amounts have been negotiated for a payoff at amounts less than the carrying value of the debt. The carrying value and the fair value at December 31, 1993 were considered to be the same since the Company completely refinanced the non-realty debt in October 1993 and Realty debt had recently been renegotiated or restructured.

         The Company has the right to receive royalty payments under a license agreement executed in April, 1989 in connection with the sale of its airbag operations to TRW. Under the agreement, the Company is entitled to receive royalties for the twelve year period commencing May 1, 1989 and ending April 30, 2001. The rates at which these royalties are to be paid are; $1.14 for each airbag unit manufactured and sold anywhere in the world by TRW and its subsidiaries (this amount increases by $.01 per unit on May 1 of each year of the royalty term); 75% of the per-unit amount specified above for each inflator manufactured and sold anywhere in the world by TRW and subsidiaries; and $.55 for each airbag unit supplied by companies other than TRW for use in a vehicle manufactured or sold in North America.
         The fair value of the royalty stream is dependent upon many factors, including automobile production, the number of produced vehicles with airbag systems and the market share of TRW. Royalties recognized in the year ending December 31, 1994 were $17,292,000.

 Research and Development Costs

         Company-sponsored research and development costs were $4,304,000, $3,122,000 and $3,904,000 for the years ended December
 31, 1994, 1993, and 1992, respectively. For the same periods, customer-sponsored research and development expenditures were $8,231,000, $11,620,000 and $2,404,000, respectively.

 Extraordinary Gains (Loss)

         In 1993, as a result of the termination of the interest swap agreement and the payoff of the underlying debt, the Company recognized an extraordinary loss of $1,670,000. Due to the consolidated tax position of the Company there was no tax benefit recognized in connection with this loss. Also in 1993, an extraordinary gain of $1,166,000 was recognized in connection with the transfer of real estate assets to creditors to settle debt associated with such assets. The gain represents the excess of the carrying value of the debt over the fair value of the properties transferred to the creditor. Included in losses from operations is a corresponding charge representing the book value in excess of the fair value of the properties transferred.
         During 1992, the Company completed two transactions in which it exchanged 200,824 and 519,922 newly issued shares of its common stock with institutional investors for $1,200,000 principal amount of its 9% convertible subordinated debentures and $2,100,000 principal amount of its 12.87% subordinated notes, respectively.
 An extraordinary gain of $1,204,000 was recognized in connection with the extinguishment of debt. Due to the tax position of the Company there were no taxes applicable to the exchange of shares.

         An extraordinary gain was also recognized in 1992 with the transfer of real estate assets to creditors to settle debt associated with such assets. The gain of $1,433,000 represents the excess of the carrying amount of the debt over the fair value of the properties transferred to the creditors. Included in losses from operations is a corresponding $1,433,000 charge representing the book value in excess of the fair value of the properties transferred.

 Acquisitions and Dispositions

         In July 1994, a subsidiary of the Company acquired certain assets of the Ball and Socket Manufacturing Company, Inc., a manufacturer of metal buttons. The purchase price was approximately $5.7 million, including cash of $2,100,000; 323,232 shares of the Company's Common stock scheduled for issuance two years after closing; and certain liabilities assumed and acquisition costs incurred.
         As part of its restructuring plans the Company sold the net assets of its precision potentiometer business in July 1993, for a cash purchase price of $2,756,000, which approximated the book value of the net assets sold. On May 19, 1992 the Company sold the net assets of its specialty advertising subsidiary for $7,866,000, which was approximately $400,000 below its book value.
         The excess of cost over tangible and identifiable intangible assets acquired, net of amortization at December 31, 1994, 1993, and 1992 was $45,716,000, $43,696,000, and $45,501,000,
 respectively.

 Related Party Transactions

         In each of the last three years the Company and its subsidiaries incurred legal fees payable to the law firm of one of the Company's directors. During 1994, 1993 and 1992 total billings for the firm were $610,000, $715,000 and $1,045,000, respectively, and were for foreign and domestic services relating to litigation and general corporate matters. Fees were paid to a second law firm in 1993 of $329,000. A 1993 addition to the Company's board of directors was a partner in such firm until he retired in June 1993.

 Recently Issued Accounting Standards

         In October 1994 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119
 "Disclosure About Derivative Financial Instruments and Fair Value
 of Financial Instruments" effective for the Company at December 31,
 1994.   The Company does not  presently  have nor has  it had any
 derivative type instruments since mid-1993 when a single interest rate swap agreement was terminated, which transaction is fully disclosed in the notes to the financial statements.
         The Financial Accounting Standards Board has issued a Proposed Statement of Financial Accounting Standards titled "Accounting for the Impairment of Long-Lived Assets" (the "Proposed Statement") which, if adopted in its present form, could have a material impact on the results of operations and financial position of the Company in the year of adoption. The application of this Proposed
 Statement, which will be effective for fiscal years beginning after June 15, 1995, would require the Company to carry real estate projects no longer under development, at the lower of cost or fair value less cost to sell. If the sum of the expected future net cash flow (undiscounted and without interest charges) is less than the carrying amount of undeveloped projects, an impairment loss would be recognized. The Company, consistent with existing generally accepted accounting principles, currently states the majority of its land and land under development at the lower of cost or net realizable value. The Financial Accounting Standards Board has not yet published the final statement which would allow quantification of the effect on the Company.
         Other pronouncements issued by the Financial Accounting Standards Board with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.

 Segment Operations

 The Company is a diversified manufacturer of a wide range of proprietary and other specialized products for defense, industrial and commercial applications. Through its Government Products and Services segment, the Company manufactures an extensive array of propellant devices and electronic components for defense systems and commercial applications and provides naval architectural and marine engineering services. The Company participates in the rapidly expanding market for automotive airbags through its royalty agreement with TRW, which provides the Company with a quarterly royalty payment through April 30, 2001 for any airbag manufactured and sold by TRW worldwide and for any other airbag installed in a vehicle manufactured or sold in North America. The Company's Industrial Products segment manufactures and distributes stainless steel products, high-voltage ceramic insulators used in the power transmission and distribution systems, and specialized welding equipment and systems. The Company's Specialty Products segment manufactures and sells aerosol insecticides, air fresheners and sanitizers, and custom designed metal buttons. The Company is also engaged in the orderly sale of the assets of its real estate operations.

   Government Products and Services

         The Company's Government Products and Services segment provides a wide range of products and services for government programs. The vast majority of the Company's products are smaller components of larger units and systems and are generally designed to enhance safety or improve performance. The Company manufactures proprietary propellant products which, when ignited, produce a specified thrust or volume of gas within a desired time period. Propellant products manufactured include ballistic devices for aircraft ejection systems, rocket motors, extended range munitions components and dispersion systems.
         The Company's propellant devices are currently used on ejection seats on high performance domestic and foreign military aircraft. Rocket motors manufactured by the Company include a complete line of rocket boosters and propulsion systems used for reconnaissance, surveillance, and target acquisition. The Company's extended range munitions components utilize propellant technologies to significantly extend the range of existing U.S. artillery. Other electronic products include sub-miniature elapsed time indicators, events counters, fault annunciators, and lighting products used in aerospace and military applications to monitor equipment performance. Naval architecture and marine engineering services provided by the Company include detail design and engineering services for new military and commercial construction as well as a significant amount of maintenance and retrofit work for existing ships.
         The Company's Government Products and Services segment also manufactures specialized electronic display and monitoring devices and high performance cable connection assemblies.
         Direct sales to the U.S. Government and its agencies, primarily from the Government Products and Services segment accounted for approximately 23%, 24% and 32% of the Company's sales for the years ended December 31, 1994, 1993 and 1992, respectively.
 At December 31, 1994 and 1993 the amount billed but not paid by customers under retainage provisions in long-term contracts was $1,075,000 and $1,402,000, respectively. The $1,075,000 receivable under retainage provisions is expected to be collected in 1995 through 1998 in the amounts of $198,000, $54,000, $129,000 and
 $694,000, respectively. Amounts in process but unbilled at December 31, 1994 and 1993 were $6,257,000 and $5,425,000, respectively.

 Airbag Royalties

         The Company participates in the rapidly expanding market for automotive airbags through its royalty agreement with TRW. The Company entered into the Airbag Royalty Agreement as part of the 1989 sale of its automotive airbag manufacturing business. The terms of the Airbag Royalty Agreement require TRW to make quarterly royalty payments to the Company through April 30, 2001 for any airbag units manufactured and sold worldwide by TRW as well as for any other airbags installed in vehicles manufactured or sold in North America.

   Industrial Products

         The Company's Industrial Products segment operates in three product areas: stainless steel, high-voltage ceramic insulators and automated welding equipment. Demand for these products is directly related to the level of general economic activity.
         Through its stainless steel operation, the Company operates a mini-mill which converts purchased stainless steel billets into a variety of sizes of both hot rolled and cold finished bar and rod. The Company's stainless steel mini-mill has utilized advanced computer automation, strict quality controls, and strong engineering and technical capabilities to maintain its position as a low cost, high quality producer. In addition to its stainless steel manufacturing operation, the Company distributes stainless steel and other specialty steel products through seven locations in the U.S. and Canada. The Industrial Products segment also manufactures and distributes high-voltage ceramic insulators for electric utilities, municipalities and other governmental units, as well as for electrical contractors and original equipment manufacturers. Products include a wide array of transformer bushings and accessories, special and standard porcelain for high and low-voltage applications, apparatus bushing assemblies, and transmission and distribution class insulators which are manufactured for both domestic and international markets. In addition, Talley manufactures specialized advanced-technology welding systems, power supply systems and humidistats for the utility, pipeline and original equipment manufacturer markets. Welding equipment manufactured by the Company includes systems that are specially designed to operate in hostile environments such as nuclear radiation.

 Specialty Products

         The Company's Specialty Products segment is focused on two distinct markets: aerosol insecticides, air fresheners and sanitizers servicing the industrial maintenance supply, pest control and agricultural markets, and custom designed metal buttons for the military and commercial uniform and fashion markets. The majority of the Company's aerosol insecticides are proprietary formulations of natural active ingredients.

   Realty

         In 1992, management adopted a plan to dispose of the Company's real estate operations, reflecting a strategic decision to exit this business. The Company's real estate portfolio consists primarily of undeveloped commercial, industrial and residential land located in the greater Phoenix, Arizona; San Diego, California and San Antonio, Texas areas.


         The Company's U.S. operations had export sales of $15,932,000, $26,672,000 and $16,216,000 for the years ended December 31, 1994,
 1993 and 1992, respectively.
         Substantially all facilities and operations of the Company's operations are located within the United States. The Company operates a steel distribution system located in Canada with sales for the year ended December 31, 1994 and total assets at December
 31, 1994 of $12.7 million and $8.5 million, respectively.
         Foreign exchange losses included in earnings for the years ended December 31, 1994, 1993 and 1992 were not material. The foreign currency translation adjustment included in stockholders' equity decreased from $(370,000) at December 31, 1993 to $(723,000)at December 31, 1994.
         Sales between segments are not significant and have been eliminated. Operating income is total revenue less operating expenses and excludes general Corporate expenses, non-segment interest income and interest expense. Interest income associated with segment assets is included in segment operations income. Corporate assets consist principally of cash and cash equivalents, notes receivable, income taxes receivable and a building.

 The tables which follow show assets, depreciation and amortization and capital expenditures by segment:


 (in thousands)                       1994       1993      1992

 Assets by Segment

 Government Products and Services $ 98,424   $114,347  $113,385
 Airbag Royalties                    4,700      3,704     1,644
 Industrial Products                86,583     86,879    83,904
 Specialty Products                 34,698     27,951    27,190
 Realty                            114,642    121,355   116,064
                                   339,047    354,236   342,187
 Corporate                          30,856     28,202    21,635
                                  $369,903   $382,438  $363,822


 Depreciation and Amortization
   by Segment

 Government Products and Services $  3,306   $  4,163  $  4,235
 Airbag Royalties                        -          -         -
 Industrial Products                 4,750      4,427     4,616
 Specialty Products                  1,161      1,138     1,319
 Realty                                 15         15        33
                                     9,232      9,743    10,203
 Corporate                             325        342       395
                                  $  9,557   $ 10,085  $ 10,598

 Capital Expenditures by Segment

 Government Products and Services $  1,820   $  1,648  $  2,122
 Airbag Royalties                        -          -         -
 Industrial Products                 1,420      2,842     1,045
 Specialty Products                    561        754     1,101
 Realty                                  -          1        28
                                     3,801      5,245     4,296
 Corporate                             131        102       296
                                  $  3,932   $  5,347  $  4,592

                                                               TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

Summary of Segment Operations

(in thousands)

Years Ended December 31,                 1994        1993         1992        1991         1990

Revenue by segment:
Government Products and Services     $141,074    $170,323     $183,162    $168,961     $149,377

Airbag Royalties                       17,292       9,606        5,566       3,161        2,956

Industrial Products                   129,080     107,402       95,097     117,682      133,728

Specialty Products                     33,157      30,797       35,738      41,061       48,570

Realty                                  7,157       6,072        1,155       6,028        1,818

                                     $327,760    $324,200     $320,718    $336,893     $336,449

Operating income by segment:

Government Products and Services     $ 18,194    $ 24,354     $ 26,101    $ 23,940     $ 21,413

Airbag Royalties                       17,292       9,606        5,566       3,161        2,956

Industrial Products                     7,464       2,438          (45)        839       (4,235)

Specialty Products                      4,854       5,001        5,055       5,345        2,462

Realty                                 (3,677)     (4,416)     (16,449)    (26,946)     (57,839)
                                       44,127      36,983       20,228       6,339      (35,243)

Corporate expenses                    (17,163)    (14,846)      (9,672)    (16,127)     (14,058)

Non-segment interest income               326         381        1,923       2,248        2,003

Interest expense                      (28,089)    (25,744)     (31,630)    (35,519)     (23,915)

Earnings (loss) before income taxes
  and extraordinary gains (loss)     $   (799)   $ (3,226)    $(19,151)   $(43,059)    $(71,213)


                             Talley Industries, Inc. and Subsidiaries




 Summary of Segment Operations, (continued)

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

                                                               TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

Five Year Summary of Operations

(in thousands, except per share amounts)
Years Ended December 31,                          1994         1993        1992         1991         1990
Revenue                                       $327,760     $324,200    $320,718     $336,893     $336,449
Cost of sales and services                     234,729      240,827     234,956      255,971      255,467
Selling, general and administrative
  expenses                                      62,763       57,877      58,669       60,780       57,687
Restructuring costs                                  -           -            -        5,000       15,000
Provision for reserve on realty
  assets                                             -           -            -       21,000       65,000
Adjustment in foreclosed realty
  assets                                             -           -       11,908            -            -
Gain on sale of airbag operations                    -           -            -            -            -
                                               297,492      298,704     305,533      342,751      393,154
Earnings from operations                        30,268       25,496      15,185       (5,858)     (56,705)
Other income, net                               (2,978)      (2,978)     (2,706)      (1,682)       9,407
                                                27,290       22,518      12,479       (7,540)     (47,298)
Interest expense                                28,089       25,744      31,630       35,788       31,493
Interest capitalized                                 -            -           -         (269)      (7,578)
                                                28,089       25,744      31,630       35,519       23,915
Loss from continuing operations
  before income taxes and
  extraordinary gains (loss)                      (799)      (3,226)    (19,151)     (43,059)     (71,213)

Income tax provision (benefit)                  (4,305)       2,768      (1,947)         925      (18,379)
Earnings (loss) from continuing
  operations                                     3,506       (5,994)    (17,204)     (43,984)     (52,834)

Earnings from discontinued
  operations, net of income taxes                    -            -           -          825        2,647
Extraordinary gains (loss), net
   of income tax                                     -         (504)      2,637            -            -
Net earnings (loss)                           $  3,506     $ (6,498)   $(14,567)    $(43,159)    $(50,187)

Earnings (loss) applicable to
  common shares (after deduction
  of preferred stock dividends)               $  1,339     $ (8,665)   $(16,735)    $(45,331)    $(52,347)
Earnings (loss) per share of
  common stock and common stock
  equivalents:
    Continuing operations                     $    .13     $   (.85)   $  (2.11)    $  (5.24)    $  (6.25)
    Discontinued operations                          -            -           -          .09          .30
    Extraordinary gains (loss)                       -         (.05)        .29            -            -
      Net earnings (loss)                     $    .13     $   (.90)   $  (1.82)    $  (5.15)    $  (5.95)

Weighted average shares outstanding             10,412        9,676       9,189        8,795        8,791


                    Report of Independent Accountants






 TO THE BOARD OF DIRECTORS AND
 SHAREHOLDERS OF TALLEY INDUSTRIES, INC.


 In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Talley Industries, Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

 As discussed in the notes to the financial statements titled
 "Employee Benefit Plans" and "Significant Accounting Policies" the Company changed its method of accounting for postretirement benefits other than pensions in 1993 and changed its method of accounting for income taxes and foreclosed assets in 1992.









 Price Waterhouse LLP


 Phoenix, Arizona
 February 21, 1995


                                                                 TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

Quarterly Financial Results (Unaudited)


(in thousands, except per share amounts)
Quarter Ended                                        March      June   September   December

Year Ended December 31, 1994
Revenue                                          $  78,317  $ 79,494    $ 81,349   $ 88,600
Gross profit on sales and services                  16,327    16,758      19,408     21,968
Net earnings(loss)                                    (506)      722         963      2,327


Earnings (loss) per share                             (.10)      .02         .04        .17


Year Ended December 31, 1993

Revenue                                          $  77,117  $ 85,675   $  84,400   $ 77,008
Gross profit on sales and services                  17,715    18,395      19,978     16,417
Loss before extraordinary loss                      (1,071)     (524)     (1,685)    (2,714)
Extraordinary loss                                       -         -           -       (504)
  Net loss                                          (1,071)     (524)     (1,685)    (3,218)

Earnings (loss) per share:
  Before extraordinary loss                           (.17)     (.11)       (.23)      (.34)
  Extraordinary loss                                     -         -           -       (.05)
  Net loss                                            (.17)     (.11)       (.23)      (.39)


Year Ended December 31, 1992

Revenue                                          $  86,139  $ 86,473   $  74,079   $ 74,027
Gross profit on sales and services                  20,178    21,687      18,713     18,570
Earnings (loss) before extraordinary gains          (3,292)      110      (2,864)   (11,158)
Extraordinary gains                                      -     1,204       1,433          -
Net earnings (loss)                                 (3,292)    1,314      (1,431)   (11,158)

Earnings (loss) per share:
  Before extraordinary gains                          (.44)     (.05)       (.36)     (1.23)
  Extraordinary gains                                    -       .14         .15          -
  Net loss                                            (.44)      .09        (.21)     (1.23)


                                 Talley Industries, Inc. and Subsidiaries




 Quarterly Financial Results (Unaudited) - continued

    Included in the first quarter of 1994 is a state income tax benefit of $5.6 million, the result of the passage of favorable state tax legislation. Additionally, a provision in 1994 for legal expenses of $4.5 million in the first quarter and $1.5 million in the fourth quarter was made in connection with litigation with TRW.
    In the fourth quarter of 1993, the Company recognized an extraordinary loss of $1,670,000 due to the termination of the interest swap agreement and the payoff of the underlying debt. An extraordinary gain of $1,166,000 was also recognized in the fourth quarter in connection with the transfer of real estate assets to creditors to settle debt associated with such assets.
    During the second quarter of 1992 the Company recognized an extraordinary gain of $1,204,000 in connection with the debt exchange for common stock transaction. An extraordinary gain of $1,433,000 was also recognized in the third quarter with the transfer of real estate assets to creditors to settle corresponding debt. In the fourth quarter of 1992 a charge to earnings of $11,908,000 was recorded to adjust the carrying value of foreclosed assets of the Company's real estate operations.

                                                               TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
Financial Data

SELECTED FINANCIAL DATA

(in thousands)
Years Ended December 31,           1994         1993        1992         1991        1990
Capital expenditures           $  3,932     $  5,347    $  4,592     $  6,575    $ 14,554
Depreciation and amortization     9,557       10,085      10,598       11,235      11,740
Current assets                  143,023      148,145     135,752      209,051     228,931
Current liabilities              88,794       84,367      75,864      387,085 *   412,901 *
Working capital                  54,229       63,778      59,888     (178,035)*  (183,970)*
Total assets                    369,903      382,438     363,822      466,891     525,994
Total debt                      249,135      262,086     253,824      322,247     334,174
Long-term debt                  220,447      231,669     217,304            -           -
Long-term realty debt             5,564       11,446      12,452            -           -
Long-term debt, subject to
  acceleration                        -            -           -      248,642 *   258,321 *
Stockholders' equity             40,166       36,542      40,781       53,697      97,435
Current ratio                       1.6          1.8         1.8           .5          .6
Debt to equity ratio                6.2          7.2         6.2          6.0         3.4


For the dividends per common share see Stock Market Data on page F-53.

*  Long-term debt, subject to acceleration is included in current liabilities

SUPPLEMENTAL DATA

(in thousands)

Years Ended December 31,           1994         1993        1992         1991        1990
Taxes, other than income:
  Payroll                      $  6,719       $7,060      $7,209       $7,350      $7,417
  Property                        1,660        1,557       1,721        1,931       1,812
  Other                             338          328         382          627         461
                                  8,717        8,945       9,312        9,908       9,690

Maintenance and repairs           4,557        4,669       4,626        4,628       4,499
Rent                              5,307        5,962       7,334        7,944       7,826
Advertising                         786          648         720          958       1,164
Research and development          4,304        3,122       3,904        4,223       3,996



                                                            Talley Industries, Inc. and Subsidiaries


Stock Market Data



SECURITIES
Two of the Company's securities are listed on the New York Stock Exchange:  Common stock
(TAL) and Series B $1.00 Cumulative Preferred stock (TALB).  Series A Preferred stock is traded occasionally in the over-the-counter market.  Series D Convertible Preferred stock is
owned by one individual and has never been traded.   As of  February 1, 1995,  there  were
2,575 holders of record of Talley Industries, Inc. Common stock.

The high and low sales prices of the Common and Series B Preferred stock on the New York
Stock Exchange, by quarter, for the years ended December 31, 1994 and 1993 were as follows:



                       Common Stock (TAL)                      Series B (TALB)
Quarter             1994              1993                1994               1993
 Ended         High     Low      High      Low       High      Low      High     Low
March         $7 3/8   $5 3/8   $5        $3 1/8    $12 3/4   $10      $ 9 3/4  $ 6 1/2
June           7 1/4    5 5/8    6 3/4     4 1/8     12 1/2    10       11 1/2    8 3/4
September      9 1/8    5 7/8    8         6 1/8     15 1/2    10 1/2   13 1/4   11
December       9 1/2    7 1/4    9         5 1/2     16 1/4    12 1/2   14 1/2   10 3/4


                                 Talley Industries, Inc. and Subsidiaries

 DIVIDENDS

    No Preferred dividends were declared or paid for the four quarters of 1994, 1993 and 1992. Quarterly dividend payments on Series A Preferred and Series B Preferred stock amounted to 27.5 cents and 25 cents per share, respectively, during each quarter of 1986 through 1990 and the first quarter of 1991. Dividends on Preferred D stock are paid at a quarterly rate of $1.125 per share since first issued in the first quarter of 1988. The 1988 annual per share amount of $3.56 reflects a partial year payment as the stock was issued during the first quarter.
    No Common stock dividends were declared or paid for the four quarters of 1994, 1993 and 1992. In 1989, the dividend was increased from 7.5 cents to 12.5 cents per share. Three quarters in 1989 and all quarters in 1990 were paid at this increased rate. In February 1991, the quarterly dividend was reduced to 5 cents per share.


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


 ANNUAL MEETING

    The annual meeting of shareholders of Talley Industries, Inc.
 will be held on April 4, 1995, 9:00 a.m., Mountain Standard Time, at the Marriott's Camelback Inn, 5402 E. Lincoln Dr., Paradise
 Valley, Arizona 85253.

 Subsidiaries/Divisions



 GOVERNMENT PRODUCTS AND SERVICES

 Electrodynamics, Inc.                        - Rolling Meadows, Illinois.
                                                John W. Kravcik, President.

 John J. McMullen Associates, Inc.            - New York, New York.  P.
                                                Thomas Diamant, President.

 Rowe Industries, Inc.                        - Toledo, Ohio.  Haywood W.
                                                Bower, President.

 Talley Defense Systems, Inc.                 - Mesa, Arizona.  Edward T.
                                                Ryan, Jr., President.

 Universal Propulsion Company, Inc.           - Phoenix, Arizona.  Harold
                                                G. Watson, President.


 INDUSTRIAL PRODUCTS

 Amcan Specialty Steels, Inc.                 - Hermitage, Pennsylvania.
                                                Bruce R. Olson, President.

 Diversified Stainless Steel of Canada, Inc.  - Downsview, Ontario, Canada.
                                                Frank Szabo, President.

 Porcelain Products Co.                       - Carey, Ohio.  Haywood W.
                                                Bower, President.

 Talley Metals Technology, Inc.               - McBee, South Carolina.
                                                Donald Bailey, President.

 Dimetrics, Inc.                              - Davidson, North Carolina.
                                                Arthur M. Squicciarini,
                                                President.


 SPECIALTY PRODUCTS

 Waterbury Companies, Inc.                    - Waterbury, Connecticut.
                                                Gerald J. Palanzo, Jr.,
                                                President.


 REALTY

 Talley Real Estate Company, Inc.             - Phoenix, Arizona.  Charles
                                                J. Freericks, Jr.,
                                                President.

 Directors and Corporate Management


 DIRECTORS

  William H. Mallender      - Chairman of the Board and Chief
                               Executive Officer *

  Jack C. Crim              - President and Chief Operating Officer

  Neil W. Benson            - Chartered Accountant, Lewis Golden &
                               Co.**

  Paul L. Foster            - Professor of Finance, Saint Joseph's
                               University **

  Townsend Hoopes           - Retired, formerly President, Association
                               of American Publishers, Inc.**

  Fred Israel               - Retired, formerly Senior Partner Israel
                               and Raley

  John D. MacNaughton, Jr.  - President, The MacNaughton Co.

  Joseph A. Orlando         - Independent financial consultant **

  Alex Stamatakis           - Chairman of the Board, Stamatakis
                               Industries, Inc.* **

  John W. Stodder           - Vice Chairman, Jostens, Inc.*

  Donald J. Ulrich          - Owner and Vice Chairman, Ventura Coastal
                               Corporation

  David Victor              - Member, Meyer, Hendricks, Victor, Osborn
                               & Maledon **

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

  Mark S. Dickerson         - Vice President, General Counsel and
                               Secretary

  Kenneth May               - Vice President and Controller

  Daniel R. Mullen          - Vice President and Treasurer

  George W. Poole          - Vice President - Government Relations

                                                               SCHEDULE I
                                                              Page 1 of 6


                         TALLEY INDUSTRIES, INC.
                            (Registrant Only)
                 STATEMENT OF CONDITION (BALANCE SHEET)
                             (IN THOUSANDS)




                                               DECEMBER 31,
                                             1994        1993
 Assets

 Current assets:
   Cash and cash equivalents              $ 10,210     $  5,750
   Prepaid expenses                            297          296

         Total current assets               10,507        6,046



 Investment in and advances to affiliates  109,345      100,968

 Deferred charges and other assets           2,903        3,194

          Total assets                    $122,755     $110,208



















 See accompanying notes and the notes to the consolidated financial statements.

                                                                 SCHEDULE I
                                                                Page 2 of 6


                          TALLEY INDUSTRIES, INC.
                             (Registrant Only)
                  STATEMENT OF CONDITION (BALANCE SHEET)
                              (IN THOUSANDS)




                                                DECEMBER 31,
                                             1994        1993
Liabilities and Stockholders' Equity

Current liabilities:
  Accrued expenses                        $    109     $    101

        Total current liabilities              109          101

  Long-term debt                            80,691       71,667
  Other liabilities                          1,789        1,898

Stockholders' equity:
  Preferred stock, $1 par value,
     authorized 5,000,000 shares
     - Series A                                 71           71
     - Series B                              1,548        1,548
     - Series D                                120          120
  Common stock, $1 par value,
     authorized 20,000,000 shares           10,047       10,047
  Capital in excess of par value            86,026       86,026
  Foreign currency translation adjustments    (723)        (370)
  Retained earnings                        (56,923)     (60,429)
                                            40,166       37,013
  Less 33,000 shares of Common stock in
     treasury, at cost in 1993                   -          471

       Total stockholders' equity           40,166       36,542

       Total liabilities and
         stockholders' equity             $122,755     $110,208





See accompanying notes and the notes to the consolidated financial statements.

                                                                    SCHEDULE I
                                                                   Page 3 of 6


                           TALLEY INDUSTRIES, INC.
                              (Registrant Only)
                           STATEMENT OF OPERATIONS
                             FOR THE YEARS ENDED
                       DECEMBER 31, 1994, 1993 AND 1992
                                (IN THOUSANDS)



                                             1994      1993     1992

Selling, general and administrative
  expenses                               $      -  $  1,695  $      -
                                                -     1,695         -

Other income                                  264        69         -
                                              264     1,626         -

Interest expense                            9,486     7,367     6,942
                                           (9,222)   (8,993)   (6,942)
Income tax benefit                         (6,613)   (3,624)   (4,259)

Loss before earnings of subsidiaries and
  extraordinary gains                      (2,609)   (5,369)   (2,683)

Extraordinary gain (loss), net of taxes         -      (568)    1,204

Earnings (loss) from subsidiaries           6,115      (561)  (13,088)


Net earnings (loss)                      $  3,506  $ (6,498) $(14,567)











See accompanying notes and the notes to the consolidated financial statements.

                                                                    SCHEDULE I
                                                                   Page 4 of 6


                           TALLEY INDUSTRIES, INC.
                              (Registrant Only)
                           STATEMENT OF CASH FLOWS
                             FOR THE YEARS ENDED
                       DECEMBER 31, 1994, 1993 AND 1992
                                (IN THOUSANDS)




                                             1994      1993      1992

Cash flows from operating activities     $ 12,837  $ (6,919) $(16,848)

Cash flows from investing activities:

  (Increase) decrease in investment
    in subsidiaries                        (8,372)     (168)   20,544
      Cash from investing activities       (8,372)     (168)   20,544

Cash flows from financing activities:

  Proceeds from long-term debt                  -    70,000         -
  Reduction of long-term debt                   -   (56,021)        -
  Decrease in due from affiliates, net         (5)   (1,142)   (3,696)
      Cash from financing activities           (5)   12,837    (3,696)

Increase in cash and cash equivalents       4,460     5,750         -

    Balance at beginning of year            5,750         -         -

    Balance at end of year               $ 10,210  $  5,750  $      -











See accompanying notes and the notes to the consolidated financial statements.

                                                                 SCHEDULE I
                                                                Page 5 of 6


                          TALLEY INDUSTRIES, INC.
                             (Registrant Only)
                       Notes to Financial Statements



The following notes supplement information provided in the notes accompanying the consolidated financial statements.

1.  Basis of Presentation

   Investments in and advances to affiliates represents interest in majority-owned subsidiaries and associated companies. The investments are accounted for on the equity method and, accordingly, the carrying value approximates the Company's equity in the recorded value of the underlying net assets.
   In July 1993, Talley Manufacturing and Technology, Inc. ("Talley Manufacturing"), a wholly-owned subsidiary of Talley Industries, Inc. ("Talley"), was formed. The formation of Talley Manufacturing was in anticipation of the offering of Senior Notes by Talley Manufacturing and Senior Discount Debentures by Talley. Concurrently with the issuance of these securities, Talley contributed the capital stock of its operating subsidiaries (other than its real estate operations held for orderly sale) to Talley Manufacturing, which also assumed a substantial portion of Talley's indebtedness and liabilities. At the same time, Talley Manufacturing entered into a new credit facility with certain lenders. The net proceeds from the Senior Notes, the Senior Discount Debentures and the new credit facility were used to repay substantially all of the indebtedness of Talley and its subsidiaries, (other than real estate related debt) including indebtedness assumed by Talley Manufacturing.
   Upon completion of the reorganization of entities under the common control of Talley described above and the new financing, Talley Manufacturing owns all of the capital stock of the operating subsidiaries of Talley (other than the real estate operations held for orderly sale). The financial statements of Talley have been prepared for all periods presented, giving effect to the reorganization described above.


2.  Long-Term Debt

   Long-term debt consists of 12-1/4% of Senior Discount Debentures, due 2005 with a face value of $126,555,000 and a balance at December 31, 1994 and 1993 of $80,691,000 and $71,667,000, respectively.

                                                                 SCHEDULE I
                                                                Page 6 of 6


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


4.  Dividends Received

The parent company received dividends from, or made contributions to consolidated subsidiaries, unconsolidated subsidiaries and 50 percent or less owned persons accounted for by the equity method during the years ended December 31, 1994, 1993 and 1992 of $-0-, $2,752,000 and
$(10,499,000), respectively.

                                                                                       SCHEDULE II
                                TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                                    Valuation and Qualifying Accounts
                                            December 31, 1994
                                               (thousands)


                                       Additions
                                Balance at Charged to Charged to              Balance
                                Beginning  Costs and    Other                 at End
        Description             of Period   Expenses   Accounts  Deductions  of Period
Year Ended December 31, 1994:
  Allowance for doubtful
     accounts - accounts
     receivable                  $1,091     $  372     $  -       $ (469)      $  994

  Reserves for notes receivable   2,274         84        -            -        2,358


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

                                                                                             SCHEDULE III
                                TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
                                REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            December 31, 1994
                                             (In thousands)



                                                       Cost Capitalized
                                       Initial Cost to   Subsequent to            Gross Amount at Which
                                           Company        Acquisition          Carried at Close of Period
                                                 Bldgs                           Bldgs
      Description              Encum-             and    Land   Carrying          and      (3)    (1)(2)(4)  Accum  Date of   Date
                               brances   Land   Improve Improve  Costs    Land  Improve  Reserve    Total   Deprec. Constr. Acquired
Arizona Corporate Park North   $    25 $  6,209  $-0-  $    85 $   206 $  6,500 $-0-   $      0  $  6,500    N/A    N/A     12/89
 (Developed Business Park - AZ)
Elliot & McQueen                 1,796   15,180    0     2,006   2,528   19,714   0      (9,041)   10,673    N/A    N/A     11/85
 (Industrial Property - AZ)
West Wing Ranch                    828   10,865    0       156   3,705   14,726   0      (2,388)   12,526    M/A    N/A     12/87
 (Residential Property - AZ)
McGinty Ranch                    6,713   12,824    0       250   3,638   16,712   0      (4,348)   12,364    N/A    N/A      3/86
 (Resort & Residential - CA)
Las Montanas                    12,681   11,618    0    28,554   8,079   48,251   0           0    48,251    N/A    N/A    Various
 (Resort & Residential - CA)
San Antonio                          0   13,327    0         6     649   13,982   0      (8,194)    5,600    N/A    N/A      5/90
 (Industrial, Comm. & Res. -
    TX)
Other (Each less than 5%)          632   33,040    0     1,042   5,581   39,663   0     (24,678)   14,985    N/A    N/A    9/81-7/93
 (Comm.,Indus. & Res - AZ)
Collateralized                   2,464        0    0         0       0        0   0           0         0
                               $25,139 $103,063   -0-  $32,099 $24,386 $159,548  -0-   $(48,649) $110,899

NOTES:

(1)  CARRYING COSTS - RECONCILIATION  OF BEGINNING AND ENDING BALANCE:

                                                  Years Ended December 31,
                                              1994            1993      1992
BALANCE JANUARY 1                           $117,869        $108,733  $125,596

ADDITIONS

  Acquisition through foreclosure                  -             250         -
  Full consolidation of previously
    unconsolidated joint ventures                  -          19,128         -
  Improvements and carrying costs                  -               -       187

DEDUCTIONS

  Cost of Real Estate sold                    (5,973)         (5,272)   (1,086)
  Forfeitures and other                            -               -    (4,056)
  Property given in exchange                    (997)         (4,970)        -
  Increase in reserve                              -               -   (11,908)

BALANCE DECEMBER 31                         $110,899        $117,869  $108,733

(2)  The total aggregate cost for income tax purposes is $138,000,000.

(3)  Writedown to net realizable or fair value.

(4)  There were no intercompany profits recognized in connection with above listed properties.



                                                                                              SCHEDULE IV
                                TALLEY INDUSTRIES, INC. AND SUBSIDIARIES                      Page 1 of 2
                                      Mortgage Loans on Real Estate
                                            December 31, 1994
                                             (In thousands)




                                                                                                             Principal Amount of
                                                   Periodic                Face Amount     Carrying(a)(c)    Loans Subject to
                         Interest                  Payment      Prior         of             Amount of       Delinquent Principal
      Description          Rate        Date         Terms       Liens      Mortgages         Mortgages           or Interest
Georgia/Canada
  Commercial properties
  with buildings - 2nd
  Mortgage                 9.5%      Mar 1995       (b)           -          $3,829           $2,829         This amount represents
                                                                                                             a receivable which is
Arizona                                                                                                      in default.
  Unimproved commercial
  properties - 1st                   Aug 1995-
  Mortgage                5.0%-11%   Oct 2008       (b)           -           3,776            2,779

  Commercial properties
  with buildings - 2nd
  Mortgage                 12%       Nov 2002       (b)           -             466              420


                                                                             $8,071           $6,028

                                                                                              SCHEDULE IV
                                TALLEY INDUSTRIES, INC. AND SUBSIDIARIES                      Page 2 of 2
                                      Mortgage Loans on Real Estate
                                            December 31, 1994
                                             (In thousands)


Notes:
  (a)  Carrying amount of mortgages reconciliation of beginning and ending balances:

                                          Years Ended December 31,
                                         1994      1993      1992

Balance January 1,                     $5,839    $ 8,931    $14,277

  Additions
    New mortgage loans - principal        501        318       665
    Net change in accrued interest          -          -       227
    Recognition of deferred gain            -          -         1


  Deductions
    Collections of principal             (237)    (1,888)   (1,079)
    Net change in accrued interest        (48)       (12)        -
    Write-off of interest                   -          -      (338)
    Foreclosures (d)                        -       (510)        -
    Exchange of notes for other assets
      or in settlement of debt              -          -    (8,431)
    Change in reserves                    (27)    (1,000)    3,609

Balance December 31,                   $6,028    $ 5,839   $ 8,931

  (b)  Payment terms vary by note, but generally require monthly, quarterly or annual interest and principal payments.

  (c)  The income tax basis of these notes at December 31, 1994 is $7,131,000.  All loans are of the conventional type.

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

10.6*  **     Amended and Restated Executive Incentive Plan of the Company
              adopted February 22, 1994.

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

10.21 Second Amendment to Talley Industries, Inc. Retirement Plan Directors Only effective January 1, 1991, dated May 7, 1991, attached as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1991, incorporated herein by reference.

10.22 Form of Indemnification Procedures Agreement between each director of Holdings and Holdings, attached as Exhibit 10(hh) to Amendment No. 1 of the Company's Form S-1 dated September 10, 1993, incorporated herein by reference.

10.23 Form of Indemnification Procedures Agreement between Holdings and each director of Holdings who is also an officer, attached as Exhibit 10(ii) to Amendment No. 1 of the Company's Form S-1 dated September 10, 1993, incorporated herein by reference.

10.24 Form of Indemnification Procedures Agreement between Talley Manufacturing and each of its directors, attached as Exhibit 10(jj) to Amendment No. 1 of the Company's Form S-1 dated September 10, 1993, incorporated herein by reference.

10.25** Memorandum of Terms and Conditions applicable to: Performance Units granted for calendar years 1993 through 1997 under the 1983 Long-Term Incentive Plan and Stock Options granted in 1993 under The Second Amended and Restated 1978 Stock Option Plan and the 1990 Stock Option Plan, attached as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1993, incorporated herein by reference.

10.26 Tax Sharing Agreement among Talley Industries, Inc., Talley Manufacturing and Technology, Inc. and each of their respective subsidiaries, dated as of October 22, 1993, attached as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

10.27 Restructuring, Assumption and Cost sharing Agreement among Talley Industries, Inc., Talley Manufacturing and Technology, Inc. and Talley Real Estate Company, Inc. dated as of October 22, 1993, attached as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

10.28 Talley Industries, Inc. Directors Benefit Plan as established by the Company effective January 1, 1994, attached as Exhibit
         10.3 to the Company's Form 10-Q for the quarter ended March 31, 1994, incorporated herein by reference.

10.29* **     Third Amendment to The Restoration Benefit Plan of Talley
              Industries, Inc., dated June 30, 1994.

   11*   Computation of earnings per share.

   21*   Subsidiaries of the Registrant.

 23.1* Consent of Company's Independent Public Accountants to the incorporation by reference of their reports for the current year accompanying the financial statements included in the Company's Forms S-3 and S-8 Registration Statements.

 23.2* Consent of Company's Independent Public Accountants to the incorporation by reference of their report for the current year accompanying the financial statements included in the Form 11-K Annual Report (Exhibit 99.1 herein) for the year ended December 31, 1993 into the Registrant's applicable Form S-8 Registration Statements.

   27*   Financial Data Schedule for Talley industries, Inc. December
         31, 1994.

 99.1* Annual Report on Form 11-K for The Employee Stock Purchase Plan of Talley Industries, Inc. and Affiliated Companies for the year ended December 31, 1994.

 99.2 Loan and Security Agreement among Talley Manufacturing and Technology, Inc., the Lenders listed therein and Transamerica Business Credit Corporation, as Agent dated October 22, 1993, attached as Exhibit 99.1 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

 99.3 First Amendment to Loan and Security Agreement dated April 29, 1994, by and among Talley Manufacturing and Technology, Inc. and Transamerica Business Credit Corporation, as agent, attached as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1994, incorporated herein by reference.

 99.4 Second Amendment to Loan and Security Agreement dated June 30, 1994, by and among Talley Manufacturing and Technology, Inc. and Transamerica Business Credit Corporation, as agent, attached as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1994, incorporated herein by reference.

 99.5* Third Amendment to Loan and Security Agreement dated December 16, 1994, by and among Talley Manufacturing and Technology, Inc. and Transamerica Business Credit Corporation, as agent.

 99.6 Airbag Collateral Security, Intercreditor and Agency Agreement dated as of October 22, 1993 among Talley Manufacturing and Technology, Inc., Talley Technology, Inc., Talley Defense Systems, Inc., Talley Automotive Products, Inc., Talley Metals Technology, Inc. and Transamerica Business Credit Corporation as Agent and as collateral agent for the Lenders (as defined) and the Senior Note Trustee, Lenders and Bank One, Columbus, N.A., a national banking association, as Trustee for the holders of the 10-3/4% Senior Notes due 2003 issued by Talley Manufacturing and Technology, Inc., attached as Exhibit 99.2 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

 99.7 Form of Subsidiary Loan Agreement dated as of October 22, 1993 between Talley Manufacturing and Technology, Inc. and each of certain subsidiaries, attached as Exhibit 99.3 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

 99.8 Subsidiary Loan and Security Agreement dated as of October 22, 1993 between Talley Manufacturing and Technology, Inc. and Talley Technology, Inc., attached as Exhibit 99.4 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

 99.9 Form of Subsidiary Continuing Guaranty and Security Agreement dated as of October 22, 1993 between Transamerica Business Credit Corporation, a Delaware corporation and each of certain subsidiaries, attached as Exhibit 99.5 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

99.10* First Amendment to Subsidiary Loan and Security Agreement, dated as of December 16, 1994 between Talley Manufacturing and Technology, Inc. and each of certain subsidiaries.

99.11* First Amendment to Subsidiary Continuing Guaranty and Security Agreement dated as of December 16, 1994 between Transamerica Business Credit Corporation, and each of the Guarantors
         (certain subsidiaries).







    *    Documents marked with an asterisk are filed with this report.


   **    An executive compensation plan or arrangement.