Form 10-Q
period 1995-03-31
TALLEY INDUSTRIES INC
filed 1995-05-09
CIK 96238

                                 Form 10-Q
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549




           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

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

            YES[ X ]                                  NO[   ]

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
Class of Common Stock                           March 31, 1995
 $1.00 par value                                  10,050,904

                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



                                   INDEX



                                                                    Page No.

Part I  Financial Information


   Consolidated Balance Sheet -
     March 31, 1995 and December 31, 1994                              1

   Consolidated Statement of Operations -
     Three Months Ended March 31, 1995 and 1994                        2

   Consolidated Statement of Cash Flows -
     Three Months Ended March 31, 1995 and 1994                        3

   Consolidated Statement of Changes in Stockholders'
     Equity - Three Months Ended March 31, 1995 and 1994               4

   Notes to Consolidated Financial Statements                         5-7

   Management's Discussion and Analysis                               8-13





Part II  Other Information


   Legal Proceedings                                                  14

   Defaults Upon Senior Securities                                    15

   Submission of Matters to a Vote of Security Holders                16

   Exhibits and Reports on Form 8-K                                   16

   Signatures                                                         17

                       PART I - FINANCIAL INFORMATION

                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheet
                                (thousands)


                                            March 31,  December 31,
                                              1995         1994
ASSETS
  Cash and cash equivalents                 $  9,275     $ 13,002
  Accounts receivable, net of allowance
    for doubtful accounts of $1,089,000
    at March 31, 1995 and $994,000 at
    December 31, 1994                         60,677       55,257
  Inventories, net                            70,659       66,069
  Deferred income taxes                          800          800
  Prepaid expenses                             7,148        7,895
    Current assets                           148,559      143,023

  Realty assets                              103,079      110,899
  Long-term receivables                       13,378       13,277
  Property, plant and equipment, net          45,854       46,353
  Intangibles                                 45,828       46,288
  Other assets                                 9,844       10,063
    Total assets                            $366,542     $369,903

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current maturities of long-term debt      $  3,554     $  3,549
  Current maturities of realty debt           14,771       19,575
  Accounts payable                            23,989       25,974
  Accrued expenses                            39,471       39,696
     Current liabilities                      81,785       88,794

  Long-term debt                             225,181      220,447
  Long-term realty debt                        2,176        5,564
  Deferred income taxes                        6,655        6,655
  Other liabilities                            7,189        8,277
  Stockholders' equity:
    Preferred stock, $1 par value,
      authorized 5,000,000 shares:
        Series A                                  67           71
        Series B                               1,548        1,548
        Series D                                 120          120
    Common stock, $1 par value,
      authorized 20,000,000 shares            10,051       10,047
  Capital in excess of par value              86,026       86,026
  Foreign currency translation adjustment       (707)        (723)
  Accumulated deficit                        (53,549)     (56,923)
        Total stockholders' equity            43,556       40,166
          Total liabilities and
            stockholders' equity            $366,542     $369,903



The accompanying notes are an integral part of the financial statements.

                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                    Consolidated Statement of Operations
                   (thousands, except per share amounts)



                                                Three Months
                                                   Ended
                                                  March 31,
                                               1995      1994

Sales                                         $67,666   $58,817
Services                                       14,475    15,521
Royalties                                       6,568     3,979
                                               88,709    78,317
Cost of sales                                  50,610    44,488
Cost of services                               12,616    13,523
Selling, general, and administrative
  expenses                                     13,825    17,608
Provision for reserve on realty assets          7,000         -
                                               84,051    75,619

Earnings from operations                        4,658     2,698
Other expense, net                               (660)   (1,551)
                                                3,998     1,147

Interest expense                                7,012     7,125

Loss before income taxes and
  extraordinary gain                           (3,014)   (5,978)
Income tax provision (benefit)                    873    (5,472)
Loss before extraordinary gain                 (3,887)     (506)
Extraordinary gain                              7,261         -

    Net earnings (loss)                       $ 3,374   $  (506)

Earnings (loss) applicable to common
  shares (after deduction of preferred
  stock dividends)                            $ 2,834   $(1,048)

Earnings (loss) per share of
  common stock and common stock
  equivalents:

Loss before extraordinary gain                 $ (.28)   $ (.10)
Extraordinary gain                                .52         -
    Net earnings (loss)                        $  .24    $ (.10)

Weighted average shares outstanding            14,005    10,018




The accompanying notes are an integral part of the financial statements.

                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
                    Consolidated Statement of Cash Flows
                                (thousands)


                                               Three Months Ended
                                                    March 31,
                                                 1995      1994

Cash and cash equivalents at beginning
  of year                                      $ 13,002  $ 12,194

Cash flows from operating activities:
  Net earnings (loss)                             3,374      (506)
  Adjustments to reconcile net income
    to cash flows from operating activities:
     Change in deferred income taxes                  -    (5,604)
     Depreciation and amortization                2,188     2,400
     Original issue discount amortization on
       debentures                                 2,409     2,120
     Extraordinary gain                          (7,261)        -
     Provision for reserve on Realty assets       7,000         -
     Other                                          415       153
  Changes in assets and liabilities, net of
    effects from acquired businesses:
     (Increase) decrease in accounts receivable  (5,420)    5,535
     (Increase) decrease in inventories          (4,590)      992
     Decrease in prepaids                           417       176
     Decrease in realty assets                      820     2,895
     Decrease in accounts payable                (1,985)   (1,796)
     Increase in accrued expenses                 2,960     5,037
     Decrease in other liabilities               (1,093)      (59)
     Other, net                                       -      (164)
      Cash flows from operating activities         (766)   11,179

Cash flows from investing activities:
  Purchases of property and equipment            (1,238)     (875)
  Reduction of long-term receivables                 54        96
  Increase in long-term receivables                   -      (337)
  Proceeds from sale of property and equipment       29         8
   Cash flows from investing activities          (1,155)   (1,108)

Cash flows from financing activities:
  Repayment of long-term debt                  (108,938)  (96,649)
  Repayment of realty debt                       (4,136)      (28)
  Proceeds from new long-term debt              111,268    85,057
   Cash flows from financing activities          (1,806)  (11,620)

Net decrease in cash and cash equivalents        (3,727)   (1,549)

Total cash and cash equivalents at March 31,   $  9,275  $ 10,645



The accompanying notes are an integral part of the financial statements.


                                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                         Consolidated Statement of Changes in Stockholders' Equity
                             For the Three Months Ended March 31, 1995 and 1994
                                                (thousands)



                                                                           Capital in
                                           Preferred Stock        Common   Excess of  Treasury  Retained
                                    Series A  Series B  Series D   Stock   Par Value   Stock    Earnings
BALANCE AT DECEMBER 31, 1993          $   71    $1,548   $  120   $10,047   $86,026    $(471)   $(60,429)

Net loss                                                                                            (506)
Treasury stock issued                                                                     82
BALANCE AT MARCH 31, 1994             $   71    $1,548   $  120   $10,047   $86,026    $(389)   $(60,935)


BALANCE AT DECEMBER 31, 1994          $   71    $1,548   $  120   $10,047   $86,026    $ -0-    $(56,923)

Net earnings                                                                                       3,374
Conversion to Common stock                (4)                           4
BALANCE AT MARCH 31, 1995             $   67    $1,548   $  120   $10,051   $86,026    $ -0-    $(53,549)






The accompanying notes are an integral part of the financial statements.

                TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements



 Note 1 - General

 In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and December 31, 1994 and the results of operations for the three-month periods ended March 31, 1995 and 1994, and cash flows and changes in stockholders' equity for the Three-month periods ended March 31, 1995 and 1994. Such results, however, may not be indicative of the results for the full year.

 For additional information regarding significant accounting policies, and accounting matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 31, 1994.


 Note 2 - Inventories

 Inventories are summarized as follows (in thousands):

                                       March 31,   December 31,
                                         1995          1994

   Raw materials and supplies           $15,337      $11,757
   Work-in-process                       11,728       11,733
   Finished goods                        24,134       24,616
   Inventories applicable to
     government contracts                19,460       17,963
                                        $70,659      $66,069


 Note 3 - Earnings Per Share

 Earnings per share of Common stock and Common stock equivalents has been computed on the basis of the average number of Common shares outstanding during each period. The average number of shares has been adjusted for assumed exercise at the beginning of the period (or date of grant, if later) for any dilutive stock options, with funds obtained thereby used to purchase shares of the Company's Common stock at the average price during the period, and assumed conversion of all dilutive convertible preferred stock. Common stock equivalents that are anti-dilutive are excluded from the computation of earnings per share and earnings are reduced by the dividend requirements on such equivalents.

                TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements



 Note 4 - Income Taxes

 In September 1994, the Arizona Court of Appeals reversed a 1992 Arizona Tax Court ruling that entitled the Company to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983, and in April 1995, the Supreme Court of the State of Arizona denied the Company's Petition for Review. Based on the appellate court decision, the Company will be liable for approximately $1.1 million in taxes and interest for 1983. The Company believes the appellate court erred in its decision and the Company intends to vigorously litigate tax and interest assessments for 1984 and 1985, of $5.3 million. Legislation adopted in 1994 in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986, and on December 8, 1994 the Arizona Department of Revenue withdrew its assessments against the Company for 1986 and subsequent years. Management believes that the final resolution of the above matter will not result in a material adverse impact on the results of operations or financial position of the Company.


 Note 5 - Acquisition

 In July 1994, a subsidiary of the Company acquired certain assets of a manufacturer of metal buttons. The purchase price was approximately $5.7 million, including cash of $2.1 million, 323,232 shares of the Company's Common stock scheduled for issuance two years after closing, and certain liabilities assumed and acquisition costs incurred.


 Note 6 - Depreciation of Plant and Equipment

 During the first quarter of 1995, the Company completed a review of the fixed asset lives at its stainless steel production facility. The Company determined that as a result of actions taken to increase its preventive maintenance and programs initiated with its suppliers to increase the quality of their products, actual lives for certain asset categories were generally longer than the useful lives used for depreciation purposes. Therefore, the Company extended the estimated useful lives of certain categories of plant and equipment at its stainless steel production facility, effective January 1, 1995. The effect of this change in estimate reduced depreciation expense for the quarter ended March 31, 1995 by approximately $354,000 and accordingly increased earnings before income taxes and extraordinary gain by the same amount.

 Note 7 - Extraordinary Gain

 During the first quarter of 1995 the Company realized a net gain of $7,261,000, as a result of extinguishment of realty debt. The gain represents the difference between the value of the debt recorded on the books of the Company and the consideration given and costs incurred to settle the obligations. Due to the Company's net operating loss position, there is no tax provision in connection with the gain.

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

 A summary of period-to-period changes in the consolidated statement of earnings is shown below (in thousands):

                                                Three Months
                                                   Ended
                                                  March 31,
                                               1995      1994
REVENUES:

 Government Products and Services            $ 30,819  $ 36,258
 Airbag Royalty                                 6,276     3,896
 Industrial Products                           43,420    29,200
 Specialty Products                             7,131     5,762
 Realty                                         1,063     3,201
                                             $ 88,709  $ 78,317

OPERATING INCOME:

 Government Products and Services            $  1,288  $  4,186
 Airbag Royalty                                 6,276     3,896
 Industrial Products                            6,296       720
 Specialty Products                               826       610
 Realty                                        (8,018)   (1,742)
   Total operating income                       6,668     7,672
 Corporate expense                             (2,814)   (6,584)
 Non-segment interest income                      144        61
 Interest expense                              (7,012)   (7,125)
   Loss before income taxes and
     extraordinary gain                      $ (3,014) $ (5,976)


 Revenues for the three-month period ended March 31, 1995 increased $10.4 million from $78.3 million to $88.7 million, compared with the corresponding period in the prior year. The increase is primarily the result of increased revenue in the Airbag Royalties segment, a result of the expanding demand for automotive airbags, and the Steel Operations in the Industrial Products segment, the result of continued improvement in the stainless steel market. These increases were partially offset by decreasing revenue in the Government Products and Services segment. The pretax loss for the three months ended March 31, 1995 was $3 million compared with $6 million pretax loss in the first three months of the previous year. The loss in the first three months of 1995 includes a $7 million provision for reserve on realty assets resulting from the decision to sell a property over the short term in bulk rather than to pursue parcel sales over the next several years.

 Net earnings for the three months ended March 31, 1995 was $3.4 million, which reflects an extraordinary gain of $7.3 million, resulting from the extinguishment of real estate debt for less than book value.

 Earnings from both the Airbag Royalty segment and the Industrial Products segment improved compared with the prior year.
 Royalties in the Airbag Royalty segment increased by $2.4 million from $3.9 million in the first three months of 1994 to $6.3 million for the first three months of 1995, while earnings from the Industrial Products segment, and Specialty Products segment improved $5.6 million and $.2 million, respectively. Earnings from the Government Products and Services segment for the first three months of 1995, when compared with the first three months of 1994, were $2.9 million lower. Losses in the Realty segment increased by $6.3 million for the first three months of 1995, when compared with the prior year, mainly due to the $7 million provision for reserve on realty assets.

 The gross profit percentage, excluding airbag royalties and the provision for reserve on realty assets, of 23.3%, for the three months ended March 31, 1995 was down from the gross profit percentage of 24.4% for the comparable period in 1994. The decrease from the prior year is primarily due to the change in the mix of government contracts and revenues from other operations.

   Government Products and Services. Revenue and earnings in the first three months of 1995 decreased $5.4 million and $2.9 million, respectively, when compared with the same period in the prior year. These decreases are primarily due to a scheduled pricing reduction under the extended range munitions program, and also due to the timing of completion and shipments under other contracts.

   Airbag Royalties. Revenue from airbag royalties increased from $3.9 million in the first three months of 1994 to $6.3 million in the first three months of 1995. The increased royalty is primarily the result of increasing airbag implementation rates, both in terms of the number of vehicles containing airbags and the number of airbags installed in a given vehicle. (Also see "Other Matters" as a separate caption within Management's Discussion and Analysis of Financial Condition and Results of Operations)

  Industrial Products. In the first three months of 1995 Industrial Products sales and earnings increased $14.2 million and $5.6 million, respectively, when compared with the first three months of 1994. Increases in sales resulted from increased orders and higher selling prices for stainless steel bars and rods and increased demand for ceramic insulator products, along with an increase in market share. These increases partially were offset by lower welder products sales and earnings.

   Specialty Products. During the first three months of 1995, sales for the Specialty Products segment increased 22%, from $5.8 million to $7.1 million, while earnings increased from $.6 million to $.8 million, when compared with the same period in 1994. The increase in sales and earnings when compared with the prior year is primarily a result of the acquisition of a manufacturer of metal buttons in July 1994.

   Realty. Sales of real estate in the first three months of 1995 were $1.1 million compared with $3.2 million for the comparable period in 1994. The operating loss increased from $1.7 million in the first three months of 1994 to $8 million in the first three months of 1995, due primarily to a provision for reserve on realty assets of $7 million. On March 28, 1994, a fully consolidated real estate joint venture, in which the Company has a $29.2 million interest, instituted Chapter 11 proceedings in the United States Bankruptcy Court for the District of Arizona. At the same time the joint venture filed a proposed plan of reorganization that would provide for the conversion of substantially all outstanding debt of the joint venture into equity in a new company to be formed to continue the project. On April 28, 1995, the Court approved the plan, subject to the consummation of certain settlement agreements with several creditors of the joint venture. A subsidiary of the Company would own approximately 90% of the equity in the new company, when the plan is effective.

   Other. Interest expense in the first three months of 1995 decreased slightly to $7 million, from $7.1 million in the comparable period in 1994. Corporate overhead decreased from $6.5 million to $2.8 million over the comparable period in 1994 due primarily to a $4.0 million provision in the prior year for litigation costs related to resolution of claims in connection with airbag royalties being received from the licensee. The income tax provision for the first three months of 1995 was $.9 million compared to a tax benefit of $5.4 million in the comparable period in 1994. The tax benefit in 1994 is the result of favorable state tax legislation which resulted in a $5.6 million reversal of state income taxes previously accrued. Due to unrecognized federal tax carryforward benefits, primarily the result of losses in the Company's real estate segment, the Company has no Federal tax provision in 1994 or 1995. The tax provision in 1995 is provided for foreign and state jurisdictions.

 Financial Condition, Liquidity and Capital Resources

 At March 31, 1995, the Company had $9.3 million in cash and cash equivalents and net working capital of $66.8 million. Cash used in operating activities for the three months ended March 31, 1995 was $.8 million, primarily the result of increases in trade receivables, inventories and earnings. Cash generated from operations during the first three months of 1994 was $11.2 million. Cash used in investing activities during the three months ended March 31, 1995 was $1.2 million, consisting primarily of capital expenditures of $1.2 million. Cash used in financing activities of $1.8 million reflects a reduction in debt from cash generated from operations and from cash available at the beginning of the year.

 In October 1993, the Company completed a major refinancing program. This refinancing program included an offering of $185 million of debt securities, consisting of $70 million gross proceeds of Senior Discount Debentures due 2005, issued by the Company to yield 12.25% and $115 million of Senior Notes due 2003, with an interest rate of 10.75% issued by Talley
 Manufacturing and Technology, Inc. ("Talley Manufacturing").   In
 connection with this refinancing, Talley Manufacturing obtained a secured credit facility with institutional lenders, of which approximately $48 million was initially borrowed.

 Borrowings under the secured credit facility may not exceed the collateral base as defined in the governing credit agreement.
 The facility consists of a five-year revolving credit facility of up to $40 million and a five-year $20 million term loan facility. At March 31, 1995 availability under the facility, based primarily on inventory and receivable levels, was approximately $38.6 million, of which approximately $29.7 million was borrowed. Upon the occurrence of certain specified events, at any time following the third anniversary of the secured credit facility, the agent thereunder may elect to terminate the facility.

 The Company anticipates that the present capital structure will support the long-term growth of the Company's core businesses and permit the implementation of its strategy to use proceeds received from the increasing airbag royalties and from the orderly sale of the assets of its real estate operations to reduce its total indebtedness.

 As a holding company with no significant operating or income-producing assets beyond its stock interests in Talley Manufacturing and the subsidiaries holding its real estate operations, the Company will be dependent primarily upon distributions from those subsidiaries in order to meet its debt service and other obligations. The Company will be entitled to receive certain distributions from Talley Manufacturing (absent certain defaults under Talley Manufacturing indebtedness) for a period of five years, to be used to fund certain carrying and other costs associated with the orderly disposition of the
 Company's real estate assets.   The Company will be required to
 use certain funds received from Talley Manufacturing and certain funds from real estate sales to make offers to redeem certain indebtedness of the Company. Because the cash available to the Company is required to be used for these specific purposes, and because certain debt covenants limit the Company's ability to incur additional indebtedness, the Company will be dependent upon the payment of dividends from Talley Manufacturing (which payments will generally be limited by debt covenants of the Talley Manufacturing) and to future sales of equity securities as its primary sources of discretionary liquidity. To the extent such sources do not provide adequate funds, the Company may be unable to fund expected costs and improvements associated with its real estate holdings or to make cash interest payments on its outstanding indebtedness when required. Nevertheless, and particularly in light of the absence of requirements for the Company to make cash payments of interest on its Discount Debentures until April 15, 1999, the Company believes that funds will be available in sufficient amounts, and at the required times, to permit the Company to meet its obligations.

 Other Matters

 Litigation

 As more fully explained in the Commitments and Contingencies note to the December 31, 1994 Consolidated Financial Statements, litigation between the Company and TRW, Inc. (TRW), the buyer of the Company's airbag business and licensee of the Company's technology related thereto, has been pending since 1989. In mid-February 1994 TRW filed a new declaratory judgment action asserting claims already made in the existing action and further claiming the Company, through the actions of a subsidiary, breached a non-compete provision of the Asset Purchase Agreement by rendering services to competitors of TRW, and requesting among other things a court order that a contemporaneous notice and a $26.5 million one-time payment that TRW sent to the Company was valid, entitling it to terminate that airbag royalty and obtain a paid up license to use the Company's airbag technology. On March 1, 1994 the Company answered TRW's complaint and also filed counterclaims alleging that TRW had wrongfully terminated the license agreement, had intentionally interfered with the Company's business relationships and had failed to exert reasonable efforts to exploit the exclusive license granted to TRW by the Company.

 On March 14, 1994 the Company filed a Motion for an Order requiring TRW to make payment of all quarterly royalties until the lawsuit is finally resolved. The Company sought the Order to avoid the potential harm from cash flow interruption and/or potential loan covenant defaults caused by TRW's failure to pay scheduled royalty payments. A three day hearing on the Company's

 Motion was completed on May 3, 1994 and on May 19, 1994 the Court granted the Company's motion for a preliminary injunction. The Court ordered TRW to continue paying royalties to the Company pending conclusion of the lawsuit. On August 24, 1994 the Court refused TRW's motion to suspend the injunction. A trial of certain of the claims in the matter is presently in process. While it is not possible to predict the outcome of litigation, the Company believes that it has meritorious defenses to TRW's claims and that it will ultimately prevail. Therefore, management anticipates that the above-described action will be resolved without any material adverse impact on the results of operations, liquidity or financial position of the Company.

 As previously reported, a subsidiary of the Company is conducting an investigation of alleged groundwater contamination at a facility in Athens, Georgia, in cooperation with the current owner of the site. The site was owned by the subsidiary until March 1988. No lawsuit has been filed in this matter, but the Georgia Environmental Protection Division listed the site on its Hazardous Site Inventory in March, 1995. Based on remediation estimates received, management believes that any reasonably anticipated losses from the alleged contamination will not result in a material adverse impact on the results of operations or the financial position of the Company.


 Recently Issued Accounting Standards

 In late March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which is effective for fiscal years beginning after December 15, 1995. The application of this Statement will require the Company to carry real estate projects that are substantially complete and ready for their intended use at the lower of cost or fair value, less cost to sell. If the sum of the expected future net cash flow (undiscounted and without interest charges) is less than the carrying amount of projects that are not substantially complete and ready for their intended use, an impairment loss would be recognized. The Company, consistent with existing generally accepted accounting principles, currently states the majority of its land and land under development at the lower of cost or net realizable value. The effect of implementing this new accounting pronouncement has not yet been quantified.

                       PART II - OTHER INFORMATION



 Item 1.  Legal Proceedings

 As more fully explained in the Commitments and Contingencies note to the December 31, 1994 Consolidated Financial Statements, litigation between the Company and TRW, Inc. (TRW), the buyer of the Company's airbag business and licensee of the Company's technology related thereto, has been pending since 1989. In mid-February 1994 TRW filed a new declaratory judgment action asserting claims already made in the existing action and further claiming the Company, through the actions of a subsidiary, breached a non-compete provision of the Asset Purchase Agreement by rendering services to competitors of TRW, and requesting among other things a court order that a contemporaneous notice and a $26.5 million one-time payment that TRW sent to the Company was valid, entitling it to terminate that airbag royalty and obtain a paid up license to use the Company's airbag technology. On March 1, the Company answered TRW's complaint and also filed counterclaims alleging that TRW had wrongfully terminated the license agreement, had intentionally interfered with the Company's business relationships and had failed to exert reasonable efforts to exploit the exclusive license granted to TRW by the Company.

 On March 14, 1994 the Company filed a Motion for an Order requiring TRW to make payment of all quarterly royalties until the lawsuit is finally resolved. The Company sought the Order to avoid the potential harm from cash flow interruption and/or potential loan covenant defaults caused by TRW's failure to pay scheduled royalty payments. A three day hearing on the Company's Motion was completed on May 3, 1994 and on May 23, 1994 the Court granted the Company's motion for a preliminary injunction. The Court ordered TRW to continue paying royalties to the Company pending conclusion of the lawsuit. On August 24, 1994 the Court refused TRW's motion to suspend the injunction. A trial of certain of the claims in the matter is presently in process. While it is not possible to predict the outcome of litigation, the Company believes that it has meritorious defenses to TRW's claims and that it will ultimately prevail. Therefore, management anticipates that the above-described action will be resolved without any material adverse impact on the results of operations, liquidity or financial position of the Company.

 On March 28, 1994, a fully consolidated real estate joint venture, in which the Company has a $29.2 million interest, instituted Chapter 11 proceedings in the United States Bankruptcy Court for the District of Arizona. At the same time the joint venture filed a proposed plan of reorganization that would provide for the conversion of substantially all outstanding debt of the joint venture into equity in a new company to be formed to continue the project. On April 28, 1995, the Court approved the plan, subject to the consummation of certain settlement agreements with several creditors of the joint venture. A subsidiary of the Company would own approximately 90% of the equity in the new company, when the plan is effective.

 In September 1994, the Arizona Court of Appeals reversed a 1992 Arizona Tax Court ruling that entitled the Company to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983, and in April 1995, the Supreme Court of the State of Arizona denied the Company's Petition for Review. Based on the appellate court decision, the Company will be liable for approximately $1.1 million in taxes and interest for 1983. The Company believes the appellate court erred in its decision and the Company intends to vigorously litigate tax and interest assessments for 1984 and 1985, of $5.3 million. Legislation adopted in 1994 in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986, and on December 8, 1994 the Arizona Department of Revenue withdrew its assessments against the Company for 1986 and subsequent years. Management believes that the final resolution of the above matter will not result in a material adverse impact on the results of operations or financial position of the Company.

 As previously reported, a subsidiary of the Company is conducting an investigation of alleged groundwater contamination at a facility in Athens, Georgia, in cooperation with the current owner of the site. The site was owned by the subsidiary until March 1988. No lawsuit has been filed in this matter, but the Georgia Environmental Protection Division listed the site on its Hazardous Site Inventory in March, 1995. Based on remediation estimates received, management believes that any reasonably anticipated losses from the alleged contamination will not result in a material adverse impact on the results of operations or the financial position of the Company.

 Item 3.  Defaults Upon Senior Securities

 (b) The Company has not made any dividend payments on its preferred and common shares since the first quarter of 1991, and the ability to pay dividends in the future is limited by the provisions of the Company's debt agreements. Dividends on the shares of Series A, Series B and Series D Preferred stock are cumulative and must be paid in the event of liquidation and before any distribution to holders of Common stock. Dividends on Series D Preferred Stock currently accrue at $4.50 per share annually. As of February 28, 1998, dividends of $15.75 per share are to be paid annually to holders of any Series D Preferred Stock still outstanding at that time. Annual dividends of $1.10 per share, and $1.00 per share, accrue with respect to outstanding shares of Series A Preferred Stock and Series B Preferred Stock,
      respectively.  Cumulative dividends on preferred shares that
     have not been declared or paid are approximately:   Series
      A - $295,000 ($4.40 per share), Series B - $6,193,000 ($4.00 per share) and Series D - $2,165,000 ($18.00 per share).

      The Company's preferred stockholders have certain voting rights with respect to the election of two directors which were triggered by the dividend arrearages. The preferred stock does not provide any other voting rights or remedies to the preferred stockholders in the event of a dividend arrearage.


 Item 4.  Submission of Matters to a Vote of Security Holders

 (a) The Registrant held its Annual Meeting of Stockholders on
      April 4, 1995.

 (b) All of management's nominees for directors as listed in the proxy statement were elected.

 (c) The results of the election of directors were as follows:

                                       Votes       Votes
                                        For       Withheld
     Directors Elected by
     Common Stockholders

     Fred Israel                     8,800,524    294,234
     John W. Stodder                 8,814,807    279,951
     David Victor                    8,804,526    290,232

     Directors Elected by
     Preferred Stockholders

     Paul L. Foster                  1,330,471     33,881
     Joseph A. Orlando               1,329,015     35,337

     No other matters were voted upon at the annual meeting.


 Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits:

        11*   Computation of Earnings per Common and Common
               Equivalent Share.

        27*   Financial Data Schedule for Talley Industries,
               Inc.  March 31, 1995.


 *   Documents marked with an asterisk are filed with this report.


 (b) Reports on Form 8-K:

      There were no reports on Form 8-K filed for the three months ended March 31, 1995.

                               SIGNATURES




 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     TALLEY INDUSTRIES, INC.
                                     (Registrant)






 Date:     May 8, 1995            By Kenneth May
                                     Kenneth May
                                     Vice President, Controller
                                     Principal Accounting
                                     Officer





 Date:     May 8, 1995            By Mark S. Dickerson
                                     Mark S. Dickerson
                                     Vice President, General
                                     Counsel and Secretary