Form 10-Q
period 1995-06-30
TALLEY INDUSTRIES INC
filed 1995-08-11
CIK 96238

Form 10-Q
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549




           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1995

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

                                                Outstanding at
Class of Common Stock                            June 30, 1995
 $1.00 par value                                  10,050,904

                   TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



                                   INDEX


                                                          Page No.

Part I  Financial Information


   Consolidated Balance Sheet -
     June 30, 1995 and December 31, 1994                     1

   Consolidated Statement of Earnings -
     Three Months and Six Months Ended
     June 30, 1995 and 1994                                  2

   Consolidated Statement of Cash Flows -
     Six Months Ended June 30, 1995 and 1994                 3

   Consolidated Statement of Changes in Stockholders'
     Equity - Six Months Ended June 30, 1995 and 1994        4

   Notes to Consolidated Financial Statements               5-7

   Management's Discussion and Analysis                     8-14





Part II  Other Information


   Legal Proceedings                                       15-17

   Defaults Upon Senior Securities                          17

   Exhibits and Reports on Form 8-K                         17

   Signatures                                               18

                        PART I - FINANCIAL INFORMATION

                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheet
                                (thousands)



                                            June 30,   December 31,
                                              1995         1994
ASSETS
  Cash and cash equivalents                 $ 10,233     $ 13,002
  Accounts receivable, net of allowance
    for doubtful accounts of $1,202,000
    at June 30, 1995 and $994,000 at
    December 31, 1994                         62,315       55,257
  Inventories, net                            72,023       66,069
  Deferred income taxes                          799          800
  Prepaid expenses                             9,929        7,895
    Current assets                           155,299      143,023

  Realty assets                              107,494      110,899
  Long-term receivables                       11,065       13,277
  Property, plant and equipment, net          46,571       46,353
  Intangibles                                 44,610       46,288
  Other assets                                 9,210       10,063
    Total assets                            $374,249     $369,903

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current maturities of long-term debt      $  3,799     $  3,549
  Current maturities of realty debt            9,412       19,575
  Accounts payable                            26,179       25,974
  Accrued expenses                            37,928       39,696
  U.S. & foreign income taxes                    370            -
     Current liabilities                      77,688       88,794

  Long-term debt                             227,507      220,447
  Long-term realty debt                        8,587        5,564
  Deferred income taxes                        6,658        6,655
  Other liabilities                            6,792        8,277
  Stockholders' equity:
    Preferred stock, $1 par value,
      authorized 5,000,000 shares:
        Series A                                  67           71
        Series B                               1,548        1,548
        Series D                                 120          120
    Common stock, $1 par value,
      authorized 20,000,000 shares            10,051       10,047
  Capital in excess of par value              86,026       86,026
  Foreign currency translation adjustment       (575)        (723)
  Accumulated deficit                        (50,220)     (56,923)

      Total stockholders' equity              47,017       40,166
        Total liabilities and
          stockholders' equity              $374,249     $369,903




The accompanying notes are an integral part of the financial statements.

                    TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                     Consolidated Statement of Operations
                    (thousands, except per share amounts)



                                 Three Months       Six Months
                                    Ended              Ended
                                   June 30,           June 30,
                               1995      1994     1995      1994

Sales                        $ 77,601  $59,219  $145,267  $118,036
Services                       15,060   15,403    29,535    30,924
Royalties                       7,645    4,872    14,213     8,851
                              100,306   79,494   189,015   157,811

Cost of sales                  56,578   44,454   107,188    88,942
Cost of services               13,170   13,410    25,786    26,933
Selling, general,
  and administrative expenses  18,130   13,345    31,955    30,953
Provision for reserve on
  realty assets                     -        -     7,000         -
                               87,878   71,209   171,929   146,828

Earnings from operations       12,428    8,285    17,086    10,983
Other income (expense), net    (1,057)     198    (1,717)   (1,353)
                               11,371    8,483    15,369     9,630

Interest expense               (7,391)  (7,005)  (14,403)  (14,130)

Earnings (loss) before
  income taxes and
  extraordinary gain            3,980    1,478       966    (4,500)
Income tax provision
  (benefit)                     1,193      756     2,066    (4,716)
Earnings (loss) before
  extraordinary gain            2,787      722    (1,100)      216
Extraordinary gain                542        -     7,803         -
    Net earnings             $  3,329  $   722  $  6,703  $    216

Earnings (loss) applicable
  to common stock shares
  (after deduction of
  preferred stock dividends) $  2,787  $   180  $  5,621  $   (868)

Net earnings (loss) per
  share of common stock and
  common stock equivalents:

Earnings (loss) before
  extraordinary gain         $    .20  $   .02  $   (.08) $   (.09)
Extraordinary gain                .04        -       .56         -
    Net earnings (loss)      $    .24  $   .02  $    .48  $   (.09)

Weighted average shares
  outstanding                  14,001   10,023    14,002    10,020



The accompanying notes are an integral part of the financial statements.

                    TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                                 (thousands)


                                               Six Months Ended
                                                   June 30,
                                                1995      1994

Cash and cash equivalents at beginning
  of year                                     $ 13,002  $ 12,194

Cash flows from operating activities:
  Net earnings                                   6,703       216
  Adjustments to reconcile net income
    to cash flows from operating activities:
     Change in deferred income taxes                 4    (5,605)
     Depreciation and amortization               4,494     4,953
     Original issue discount amortization on
       debentures                                4,942     4,367
     Gain on sale of property and equipment        (20)       (5)
     Extraordinary gain                         (7,803)        -
     Provision reserve for realty assets         7,000         -
     Other                                      (1,186)      939
  Changes in assets and liabilities, net of
    effects from acquired businesses:
     (Increase) decrease in accounts receivable (7,060)    4,861
     Increase in inventories                    (5,954)   (2,039)
     Increase in prepaid expenses               (2,155)   (2,957)
     Decrease in realty assets                   3,754     3,788
     Increase in accounts payable                  205       138
     Increase in accrued expenses                2,096     1,218
     Increase (decrease) in income tax payable    (240)      430
     Decrease in other liabilities              (1,278)     (522)
     Other, net                                    143      (341)
      Cash flows from operating activities       3,645     9,431

Cash flows from investing activities:
  Purchases of property and equipment           (3,242)   (1,984)
  Reduction of long-term receivables               111       175
  Increase in long-term receivables                  -      (479)
  Proceeds from sale of property and equipment      45        45
   Cash flows from investing activities         (3,086)   (2,243)

Cash flows from financing activities:
  Repayment of long-term debt                 (242,479) (193,228)
  Repayment of realty debt                      (5,696)     (636)
  Proceeds from new long-term debt             244,847   183,204
  Proceeds from new realty debt                      -         7
   Cash flows from financing activities         (3,328)  (10,653)

Net decrease in cash and cash
  equivalents                                   (2,769)   (3,465)

Total cash and cash equivalents at June 30,   $ 10,233  $  8,729




The accompanying notes are an integral part of the financial statements.



                                TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                        Consolidated Statement of Changes in Stockholders' Equity
                             For the Six Months Ended June 30, 1995 and 1994
                                               (thousands)



                                                                      Capital in
                                      Preferred Stock        Common   Excess of  Treasury  Retained
                               Series A  Series B  Series D   Stock   Par Value   Stock    Earnings
BALANCE AT DECEMBER 31, 1993    $   71    $1,548    $  120   $10,047   $86,026   $  (471)  $(60,429)

Net earnings                                                                                    216
Treasury stock issued                                                                166
BALANCE AT JUNE 30, 1994        $   71    $1,548    $  120   $10,047   $86,026    $ (305)  $(60,213)


BALANCE AT DECEMBER 31, 1994    $   71    $1,548    $  120   $10,047   $86,026    $    -   $(56,923)

Net earnings                                                                                  6,703
Conversion to Common Stock          (4)                            4
BALANCE AT June 30, 1995        $   67    $1,548    $  120   $10,051   $86,026    $    -   $(50,220)








The accompanying notes are an integral part of the financial statements.

                 TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements



 Note 1 - General

 In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and December 31, 1994 and the results of operations for the three-month and six-month periods ended June 30, 1995 and 1994, and cash flows and changes in stockholders' equity for the six-month periods ended June 30, 1995 and 1994. Such results, however, may not be indicative of the results for the full year.

 For additional information regarding significant accounting policies, and accounting matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 31, 1994.


 Note 2 - Inventories

 Inventories are summarized as follows (in thousands):

                                       June 30,    December 31,
                                         1995          1994

   Raw materials and supplies           $14,405      $11,757
   Work-in-process                       14,628       11,733
   Finished goods                        24,473       24,616
   Inventories applicable to
     government contracts                18,517       17,963
                                        $72,023      $66,069


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

                 TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements



 Note 4 - Income Taxes

 In September 1994, the Arizona Court of Appeals reversed a 1992 Arizona Tax Court ruling that entitled the Company to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983, and in April 1995, the Supreme Court of the State of Arizona denied the Company's Petition for Review. Based on the appellate court decision, the Company will be liable for approximately $1.3 million in taxes and interest for 1983. The Company believes the appellate court erred in its decision and the Company intends to vigorously litigate tax and interest assessments for 1984 and 1985, of $5.3 million. Legislation adopted in 1994 in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986, and on December 8, 1994 the Arizona Department of Revenue withdrew its assessments against the Company for 1986 and subsequent years. Management believes that the final resolution of the above matter will not result in a material adverse impact on the results of operations or financial position of the Company.


 Note 5 - Acquisition

 In July 1994, a subsidiary of the Company acquired certain assets of a manufacturer of metal buttons. The final purchase price was approximately $4.8 million, including cash of $2.1 million, 323,232 shares of the Company's Common stock scheduled for issuance two years after closing, and certain liabilities assumed and acquisition costs incurred.


 Note 6 - Depreciation of Plant and Equipment

 During the first quarter of 1995, the Company completed a review of the fixed asset lives at its stainless steel production facility. The Company determined that as a result of actions taken to increase its preventive maintenance and programs initiated with its suppliers to increase the quality of their products, actual lives for certain asset categories were generally longer than the useful lives used for depreciation purposes. Therefore, the Company extended the estimated useful lives of certain categories of plant and equipment at its stainless steel production facility, effective January 1, 1995. The effect of this change in estimated useful lives reduced depreciation expense for the six months ended June 30, 1995 by approximately $812,000 and accordingly increased earnings before income taxes and extraordinary gain by the same amount.

 Note 7 - Extraordinary Gain

 During the first six months of 1995 the Company realized a net gain of $7,803,000 as a result of extinguishment of realty debt. The gain represents the difference between the value of the debt recorded on the books of the Company and the consideration given and costs incurred to settle the obligations. Due to the Company's net operating loss position, there is no tax provision in connection with the gain.

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

 A summary of period-to-period changes in the consolidated statement of earnings is shown below (in thousands):


                             Three Months       Six Months
                                Ended              Ended
                               June 30,           June 30,
                            1995      1994     1995      1994
REVENUES:

 Government Products
   and Services           $ 37,784  $35,454  $ 68,603  $ 71,712
 Airbag Royalty              7,300    3,909    13,576     7,805
 Industrial Products        46,521   30,835    89,941    60,035
 Specialty Products          8,684    7,885    15,815    13,647
 Realty                         17    1,411     1,080     4,612
                          $100,306  $79,494  $189,015  $157,811

OPERATING INCOME:

 Government Products
   and Services           $  3,388  $ 3,231  $  4,676  $  7,417
 Airbag Royalty              7,300    3,909    13,576     7,805
 Industrial Products         6,034    2,323    12,330     3,043
 Specialty Products            908      992     1,734     1,602
 Realty                     (1,498)    (125)   (9,516)   (1,867)
   Total operating income   16,132   10,330    22,800    18,000
 Corporate expense          (5,314)  (1,923)   (8,128)   (8,507)
 Non-segment interest
   income                      184       76       328       137
 Interest expense           (7,022)  (7,005)  (14,034)  (14,130)
   Earnings (loss) before
     income taxes         $  3,980  $ 1,478  $    966  $ (4,500)


 Revenues for the six-month period ended June 30, 1995 increased $31.2 million from $157.8 million to $189.0 million, compared with the corresponding period in the prior year. The increase is primarily the result of continued improvement in the stainless steel market along with increased airbag royalties received pursuant to the expanding demand for automotive airbags. These increases were partially offset by decreasing revenue in the Government Products and Services segment. The pretax earnings for the six months ended June 30, 1995 was $1.0 million compared with $4.5 million pretax loss in the first six months of the previous year. The earnings in the first six months of 1995 was affected by a $7 million provision for reserve on realty assets resulting from the decision to sell a property over the short term in bulk rather than to pursue parcel sales over the next several years.

 Net earnings for the six months ended June 30, 1995 was $6.7 million, which reflects an extraordinary gain of $7.8 million, resulting from the extinguishment of real estate debt for less than book value.

 Earnings from both the Industrial Products segment and the Airbag Royalty segment improved compared with the prior year. Earnings from the Industrial Products segment increased $9.3 million from $3.0 million to $12.3 million, while royalties in the Airbag Royalty segment increased by $5.8 million from $7.8 million in the first six months of 1994 to $13.6 million for the first six months of 1995. Earnings from the Government Products and Services segment for the first six months of 1995, when compared with the first six months of 1994, were $2.7 million lower, while earnings from the Company's Specialty Products segment improved $.1 million. Losses in the Realty segment increased by $7.6 million for the first six months of 1995, when compared with the prior year, mainly due to a $7 million provision for reserve on realty assets.

 The gross profit percentage, excluding airbag royalties and the provision for reserve on realty assets, of 24.2%, for the six months ended June 30, 1995 was down slightly from the gross profit percentage of 24.4% for the comparable period in 1994.
 The slight decrease from the prior year is primarily due to the change in the mix of government contracts and revenues from other operations.

   Government Products and Services. Revenue and earnings in the first six months of 1995 decreased $3.1 million and $2.7 million, respectively, when compared with the same period in the prior year. These decreases are primarily due to a scheduled pricing reduction under the extended range munitions program, and also due to the timing of completion and shipments under other contracts. This segment continues to be impacted by the reduction of U.S. Defense spending.

   Airbag Royalties. Revenue from airbag royalties increased from $7.8 million in the first six months of 1994 to $13.6 million in the first six months of 1995. The increased royalty is primarily the result of increasing airbag implementation rates, both in terms of the number of vehicles containing airbags and the number of airbags installed in a given vehicle. (Also see "Other Matters" as a separate caption within Management's Discussion and Analysis of Financial Condition and Results of Operations).

 Industrial Products. In the first six months of 1995 Industrial Products sales and earnings increased $29.9 million and $9.3 million, respectively, when compared with the first six months of 1994. Increases in sales resulted from increased orders and higher selling prices for stainless steel bars and rods and increased demand for ceramic insulator products, along with an increase in market share. These increases partially were offset by lower welder products sales and earnings.

  Specialty Products. During the first six months of 1995, sales for the Specialty Products segment increased 16%, from $13.6 million to $15.8 million, while earnings increased from $1.6 million to $1.7 million, when compared with the same period in 1994. The increase in sales and earnings when compared with the prior year is primarily a result of the acquisition of a manufacturer of metal buttons in July 1994.

  Realty. Sales of real estate in the first six months of 1995 were $1.1 million compared with $4.6 million for the comparable period in 1994. The operating loss increased from $1.9 million in the first six months of 1994 to $9.5 million in the first six months of 1995, due primarily to a $7 million provision for reserve on realty assets resulting from the decision to sell a property over the short term in bulk rather than to pursue parcel sales over the next several years.

 On March 28, 1994, a fully consolidated real estate joint venture, in which the Company had a $29.2 million interest, instituted Chapter 11 proceedings in the United States Bankruptcy Court for the District of Arizona. At the same time the joint venture filed a proposed plan of reorganization that provided for the conversion of substantially all outstanding debt of the joint venture into equity in a new company to be formed to continue the project. On April 28, 1995, the Court approved the plan, subject to the consummation of certain settlement agreements with several creditors of the joint venture. These conditions were satisfied and the plan became effective on July 18, 1995. A subsidiary of the Company, pursuant to the provisions of the plan, now owns approximately 90% of the equity in the new company.

  Other. Interest expense in the first six months of 1995 increased slightly to $14.4 million, from $14.1 million in the comparable period in 1994. Corporate overhead for 1995 and 1994 is above historical levels due to high litigation costs incurred in connection with the airbag Asset Purchase Agreement and License Agreement. The overhead expenses decreased slightly in the first six months of 1995 from $8.5 million to $8.1 million when compared with the comparable period in 1994. The income tax provision for the first six months of 1995 was $2.1 million compared to a tax benefit of $4.7 million in the comparable period in 1994. The tax benefit in 1994 is the result of favorable state tax legislation which resulted in a $5.6 million reversal of state income taxes previously accrued. Due to unrecognized federal tax carryforward benefits, primarily the result of losses in the Company's real estate segment, the Company has no Federal tax provision in 1994 or 1995. The tax provision in 1995 is provided for foreign and state jurisdictions.

 Financial Condition, Liquidity and Capital Resources

 At June 30, 1995, the Company had $10.2 million in cash and cash equivalents and net working capital of $77.6 million. Cash generated from operating activities for the six months ended June 30, 1995 was $3.6 million, primarily the result of increased earnings which were partially offset by increases in trade receivables, inventories and prepaid expenses. Cash generated from operations during the first six months of 1994 was $9.4 million. Cash used in investing activities during the six months ended June 30, 1995 was $3.1 million, consisting primarily of capital expenditures. Cash used in financing activities of $3.3 million reflects a reduction in realty debt offset in part by a net increase in the Company's revolving debt facility.

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

 Borrowings under the secured credit facility may not exceed the collateral base as defined in the governing credit agreement.
 The facility consists of a five-year revolving credit facility of up to $40 million and a five-year $20 million term loan facility. At June 30, 1995 availability under the total facility was approximately $51.3 million, of which approximately $32.0 million was borrowed. Upon the occurrence of certain specified events, at any time following the third anniversary of the secured credit facility, the agent thereunder may elect to terminate the facility.

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

 Other Matters

 Litigation

 On June 27, 1995, the federal district court for the District of Arizona entered judgment against TRW Inc. in favor of the Company in TRW Inc. vs. Talley Industries, Inc. et al. The court dismissed, in their entirety, TRW's claims against the Company while the jury reached a verdict in favor of the Company on its counterclaims against TRW, awarding the Company a total of $138 million. The award (which is in addition to (i) royalty payments of $24.4 million paid prior to the judgment and during the pendency of this action pursuant to an earlier preliminary injunction order, and (ii) attorneys' fees and recoverable costs relating to this litigation which the Company will seek to recover under the governing 1989 agreements) represents the jury's determination of the present value of the royalties that would otherwise have been paid to the Company by TRW for the period April 1, 1995 through April 2001.

 The litigation in which this judgment was entered arose out of the Asset Purchase Agreement dated February 4, 1989 and the License Agreement dated April 21, 1989, between TRW and the Company pursuant to which TRW acquired the Company's airbag business. The court dismissed TRW's claims that the Company had breached a non-compete provision contained in the Asset Purchase Agreement, by rendering services to competitors of TRW, and that TRW thereby became entitled to terminate airbag royalty payments to the Company (which it purported to do in February 1994) and obtain a paid-up license to use the Company's airbag technology. The jury found in fact that TRW had improperly terminated and repudiated the 1989 license agreement.

 TRW has filed its notice to appeal the judgment to the Ninth Circuit Court of Appeals, and on July 26, 1995 the federal district court for the District of Arizona granted a stay of enforcement of the judgment pending appeal upon the posting of a $175 million bond and the continuation of quarterly payments in the amount of royalties that would be due under the License Agreement. Upon affirmation of the judgment on appeal, TRW would be required to pay the judgment plus interest (which the court ruled will accrue from June 27, 1995 at the rate specified by the 1989 license agreement - prime rate plus five percent), offset by the continued royalty payments ordered by the court. TRW has sought and the Ninth Circuit Court has denied emergency review of the court's order requiring the continued payment of the quarterly payments pending appeal. The denial of emergency relief by the Ninth Circuit Court of Appeals is without prejudice to an appeal by TRW from the district court's order.

 Certain other claims asserted by TRW and the Company against each other are the subject of a separate action which remains pending. In that action, TRW has challenged certain representations by the Company that the airbag manufacturing plant sold to TRW by the Company in 1989 met applicable government requirements, and that the associated real estate was sufficient to permit construction of certain additional facilities. The Company's claims against TRW include claims that TRW intentionally interfered with certain of its business relationships, failed to exert reasonable efforts to exploit the exclusive technology license granted to TRW by the Company in 1989 and denied the Company certain contractually provided audit rights. It is currently anticipated that these remaining claims will come to trial in January 1996. Management anticipates that the above-described claims will be resolved without any material adverse impact on the results of operations or financial position of the Company.

 As previously reported, a subsidiary of the Company is conducting an investigation of alleged groundwater contamination at a facility in Athens, Georgia, in cooperation with the current owner of the site. The site was owned by the subsidiary until
 March 1988.   No lawsuit has been filed in this matter, but the
 Georgia Environmental Protection Division listed the site on its Hazardous Site Inventory in March 1995. Based on remediation estimates received, management believes that any reasonably anticipated losses from the alleged contamination will not result in a material adverse impact on the results of operations or the financial position of the Company.

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

                       PART II - OTHER INFORMATION



 Item 1.  Legal Proceedings

 On June 27, 1995, the federal district court for the District of Arizona entered judgment against TRW Inc. in favor of the Company in TRW Inc. vs. Talley Industries, Inc. et al. The court dismissed, in their entirety, TRW's claims against the Company while the jury reached a verdict in favor of the Company on its counterclaims against TRW, awarding the Company a total of $138 million. The award (which is in addition to (i) royalty payments of $24.4 million paid prior to the judgment and during the pendency of this action pursuant to an earlier preliminary injunction order, and (ii) attorneys' fees and recoverable costs relating to this litigation which the Company will seek to recover under the governing 1989 agreements) represents the jury's determination of the present value of the royalties that would otherwise have been paid to the Company by TRW for the period April 1, 1995 through April 2001.

 The litigation in which this judgment was entered arose out of the Asset Purchase Agreement dated February 4, 1989 and the License Agreement dated April 21, 1989, between TRW and the Company pursuant to which TRW acquired the Company's airbag business. The court dismissed TRW's claims that the Company had breached a non-compete provision contained in the Asset Purchase Agreement, by rendering services to competitors of TRW, and that TRW thereby became entitled to terminate airbag royalty payments to the Company (which it purported to do in February 1994) and obtain a paid-up license to use the Company's airbag technology. The jury found in fact that TRW had improperly terminated and repudiated the 1989 license agreement.

 TRW has filed its notice to appeal the judgment to the Ninth Circuit Court of Appeals, and on July 26, 1995 the federal district court for the District of Arizona granted a stay of enforcement of the judgment pending appeal upon the posting of a $175 million bond and the continuation of quarterly payments in the amount of royalties that would be due under the License Agreement. Upon affirmation of the judgment on appeal, TRW would be required to pay the judgment plus interest (which the court ruled will accrue from June 27, 1995 at the rate specified by the 1989 license agreement - prime rate plus five percent), offset by the continued royalty payments ordered by the court. TRW has sought and the Ninth Circuit Court has denied emergency review of the court's order requiring the continued payment of the quarterly payments pending appeal. The denial of emergency relief by the Ninth Circuit Court of Appeals is without prejudice to an appeal by TRW from the district court's order.

 Certain other claims asserted by TRW and the Company against each other are the subject of a separate action which remains pending. In that action, TRW has challenged certain representations by the Company that the airbag manufacturing plant sold to TRW by the Company in 1989 met applicable government requirements, and that the associated real estate was sufficient to permit construction of certain additional facilities. The Company's claims against TRW include claims that TRW intentionally interfered with certain of its business relationships, failed to exert reasonable efforts to exploit the exclusive technology license granted to TRW by the Company in 1989 and denied the Company certain contractually provided audit rights. It is currently anticipated that these remaining claims will come to trial in January 1996. Management anticipates that the above-described claims will be resolved without any material adverse impact on the results of operations or financial position of the Company.

 On March 28, 1994, a fully consolidated real estate joint venture, in which the Company had a $29.2 million interest, instituted Chapter 11 proceedings in the United States Bankruptcy Court for the District of Arizona. At the same time the joint venture filed a proposed plan of reorganization that provided for the conversion of substantially all outstanding debt of the joint venture into equity in a new company to be formed to continue the project. On April 28, 1995, the court approved the plan, subject to the consummation of certain settlement agreements with several creditors of the joint venture. These conditions were satisfied and the plan became effective on July 18, 1995. A subsidiary of the Company, pursuant to the provisions of the plan, now owns approximately 90% of the equity in the new company.

 In September 1994, the Arizona Court of Appeals reversed a 1992 Arizona Tax Court ruling that entitled the Company to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983, and in April 1995, the Supreme Court of the State of Arizona denied the Company's Petition for Review. Based on the appellate court decision, the Company will be liable for approximately $1.3 million in taxes and interest for 1983. The Company believes the appellate court erred in its decision and the Company intends to vigorously litigate tax and interest assessments for 1984 and 1985, of $5.3 million. Legislation adopted in 1994 in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986, and on December 8, 1994 the Arizona Department of Revenue withdrew its assessments against the Company for 1986 and subsequent years. Management believes that the final resolution of the above matter will not result in a material adverse impact on the results of operations or financial position of the Company.

 As previously reported, a subsidiary of the Company is conducting an investigation of alleged groundwater contamination at a facility in Athens, Georgia, in cooperation with the current owner of the site. The site was owned by the subsidiary until
 March 1988.   No lawsuit has been filed in this matter, but the

 Georgia Environmental Protection Division listed the site on its Hazardous Site Inventory in March 1995. Based on remediation estimates received, management believes that any reasonably anticipated losses from the alleged contamination will not result in a material adverse impact on the results of operations or the financial position of the Company.

 Item 3.  Defaults Upon Senior Securities

 (b) The Company has not made any dividend payments on its preferred and common shares since the first quarter of 1991, and the ability to pay dividends in the future is limited by the provisions of the Company's debt agreements. Dividends on the shares of Series A, Series B and Series D Preferred stock are cumulative and must be paid in the event of liquidation and before any distribution to holders of Common stock. Dividends on Series D Preferred Stock currently accrue at $4.50 per share annually. As of February 28, 1998, dividends of $15.75 per share are to be paid annually to holders of any Series D Preferred Stock still outstanding at that time. Annual dividends of $1.10 per share, and $1.00 per share, accrue with respect to outstanding shares of Series A Preferred Stock and Series B Preferred Stock, respectively. Cumulative dividends on preferred shares that
      have not been declared or paid are approximately:   Series
      A - $314,000 ($4.68 per share), Series B - $6,580,000 ($4.25 per share) and Series D - $2,301,000 ($19.13 per share).

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

 Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits:

        11*   Computation of Earnings per Common and Common
               Equivalent Share.

        27*   Financial Data Schedule for Talley Industries,
               Inc.  June 30, 1995.

      10.1*   Fifth Amendment to Employment Agreement dated
               April 1, 1995 between the Company and William H.
               Mallender.

 *   Documents marked with an asterisk are filed with this report.


 (b) Reports on Form 8-K:

     A report dated June 27, 1995 related to the judgment in the case of TRW Inc. v. Talley Industries, Inc., et al, was filed on July 12, 1995.

                                SIGNATURES




 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     TALLEY INDUSTRIES, INC.
                                     (Registrant)






 Date:  August 10, 1995           By Kenneth May
                                     Kenneth May
                                     Vice President, Controller
                                     Principal Accounting
                                     Officer





 Date:  August 10, 1995           By Mark S. Dickerson
                                     Mark S. Dickerson
                                     Vice President
                                     and Secretary