Form 10-Q
period 1995-09-30
TALLEY INDUSTRIES INC
filed 1995-11-09
CIK 96238

Form 10-Q
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549




           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1995

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

                                                 Outstanding at
Class of Common Stock                          September 30, 1995
 $1.00 par value                                    10,050,904

                   TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



                                   INDEX



                                                          Page No.

Part I  Financial Information


   Consolidated Balance Sheet -
     September 30, 1995 and December 31, 1994                1

   Consolidated Statement of Earnings -
     Three Months and Nine Months Ended
     September 30, 1995 and 1994                             2

   Consolidated Statement of Cash Flows -
     Nine Months Ended September 30, 1995 and 1994           3

   Consolidated Statement of Changes in Stockholders'
     Equity - Nine Months Ended September 30, 1995
     and 1994                                                4

   Notes to Consolidated Financial Statements               5-7

   Management's Discussion and Analysis                     8-14





Part II  Other Information


   Legal Proceedings                                       15-17

   Defaults Upon Senior Securities                          17

   Exhibits and Reports on Form 8-K                         17

   Signatures                                               18

                        PART I - FINANCIAL INFORMATION

                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheet
                                (thousands)



                                         September 30, December 31,
                                              1995         1994
ASSETS
  Cash and cash equivalents               $  8,901       $ 13,002
  Accounts receivable, net of allowance
    for doubtful accounts of $1,268,000
    at September 30, 1995 and $994,000
    at December 31, 1994                    59,298         55,257
  Inventories                               77,983         66,069
  Deferred income taxes                        799            800
  Prepaid expenses                           9,158          7,895
    Current assets                         156,139        143,023

  Realty assets                            107,180        110,899
  Long-term receivables                     10,900         13,277
  Property, plant and equipment, net        46,431         46,353
  Intangibles                               44,187         46,288
  Other assets                               8,661         10,063
    Total assets                          $373,498       $369,903

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current maturities of long-term debt    $  3,788       $  3,549
  Current maturities of realty debt          2,477         19,575
  Accounts payable                          31,318         25,974
  Accrued expenses                          37,864         39,696
  U.S. & foreign income taxes                  414              -
     Current liabilities                    75,861         88,794

  Long-term debt                           216,814        220,447
  Long-term realty debt                     12,395          5,564
  Deferred income taxes                      6,661          6,655
  Other liabilities                          6,063          8,277
  Stockholders' equity:
    Preferred stock, $1 par value,
      authorized 5,000,000 shares:
        Series A                                67             71
        Series B                             1,548          1,548
        Series D                               120            120
    Common stock, $1 par value,
      authorized 20,000,000 shares          10,051         10,047
  Capital in excess of par value            86,026         86,026
  Foreign currency translation adjustment     (411)          (723)
  Accumulated deficit                      (41,697)       (56,923)

      Total stockholders' equity            55,704         40,166
        Total liabilities and
          stockholders' equity            $373,498       $369,903




The accompanying notes are an integral part of the financial statements.

                   TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statement of Earnings
                    (thousands, except per share amounts)



                                 Three Months      Nine Months
                                    Ended              Ended
                                September 30,      September 30,
                               1995      1994     1995      1994

Sales                        $ 69,484  $62,606  $214,751  $180,642
Services                       14,706   14,459    44,241    45,383
Royalties                       6,658    4,284    20,871    13,135
                               90,848   81,349   279,863   239,160

Cost of sales                  53,188   44,980   160,376   133,922
Cost of services               12,938   12,677    38,724    39,610
Selling, general,
  and administrative expenses  13,110  15,004     45,065    45,957
Provision for reserve on
  realty assets                     -        -     7,000         -
                               79,236   72,661   251,165   219,489

Earnings from operations       11,612    8,688    28,698    19,671
Other income (expense), net    (1,404)    (594)   (3,121)   (1,947)
                               10,208    8,094    25,577    17,724

Interest expense                7,146    6,950    21,549    21,080

Earnings (loss) before
  income taxes and
  extraordinary gain            3,062    1,144     4,028    (3,356)
Income tax provision
  (benefit)                       783      181     2,849    (4,535)
Earnings before extraordinary
  gain                          2,279      963     1,179     1,179
Extraordinary gain              6,244        -    14,047         -
    Net earnings             $  8,523  $   963  $ 15,226  $  1,179

Earnings (loss) applicable
  to common stock shares
  (after deduction of
  preferred stock dividends) $  7,983  $   421  $ 13,604  $   (447)

Net earnings (loss) per
  share of common stock and
  common stock equivalents:

Earnings (loss) before
  extraordinary gain         $    .16  $   .04  $    .09  $   (.04)
Extraordinary gain                .45        -      1.00         -
    Net earnings (loss)      $    .61  $   .04  $   1.09  $   (.04)

Weighted average shares
  outstanding                  13,997   10,033    14,003    10,025



The accompanying notes are an integral part of the financial statements.

                   TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                                 (thousands)


                                                 Nine Months Ended
                                                    September 30,
                                                   1995      1994

Cash and cash equivalents at beginning
  of year                                        $ 13,002  $ 12,194

Cash flows from operating activities:
  Net earnings                                     15,226     1,179
  Adjustments to reconcile net income
    to cash flows from operating activities:
     Change in deferred income taxes                    7    (5,601)
     Depreciation and amortization                  6,570     7,329
     Original issue discount amortization on
       debentures                                   7,499     6,636
     Gain on sale of property and equipment          (123)     (127)
     Extraordinary gain                           (14,047)        -
     Provision reserve for realty assets            7,000         -
     Other                                           (900)      671
  Changes in assets and liabilities, net of
    effects from acquired businesses:
     (Increase) decrease in accounts receivable    (3,863)   10,950
     Increase in inventories                      (11,816)     (163)
     Increase in prepaid expenses                  (1,482)     (794)
     Decrease in realty assets                      4,013     5,941
     Increase in accounts payable                   5,344     1,533
     Increase in accrued expenses                   4,485       263
     Increase (decrease) in income tax payable       (196)      540
     Decrease in other liabilities                 (1,177)     (601)
     Other, net                                      (177)     (566)
      Cash flows from operating activities         16,363    27,190

Cash flows from investing activities:
  Purchase of assets of acquired business               -    (5,425)
  Purchases of property and equipment              (5,079)   (2,532)
  Reduction of long-term receivables                1,580       269
  Increase in long-term receivables                   (92)     (505)
  Proceeds from sale of property and equipment        797       202
   Cash flows from investing activities            (2,794)   (7,991)

Cash flows from financing activities:
  Repayment of long-term debt                    (364,170) (294,225)
  Repayment of realty debt                         (6,147)   (2,129)
  Proceeds from new long-term debt                352,647   273,204
  Proceeds from new realty debt                         -         7
   Cash flows from financing activities           (17,670)  (23,143)

Net decrease in cash and cash equivalents          (4,101)   (3,944)

Total cash and cash equivalents at September 30  $  8,901  $  8,250





The accompanying notes are an integral part of the financial statements.

                                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                         Consolidated Statement of Changes in Stockholders' Equity
                           For the Nine Months Ended September 30, 1995 and 1994
                                                (thousands)



                                                                           Capital in
                                           Preferred Stock        Common   Excess of  Treasury  Retained
                                    Series A  Series B  Series D   Stock   Par Value   Stock    Earnings
BALANCE AT DECEMBER 31, 1993         $   71    $1,548    $  120   $10,047   $86,026   $  (471)  $(60,429)

Net earnings                                                                                       1,179
Treasury stock issued                                                                     332
BALANCE AT SEPTEMBER 30, 1994        $   71    $1,548    $  120   $10,047   $86,026    $ (139)  $(59,250)


BALANCE AT DECEMBER 31, 1994         $   71    $1,548    $  120   $10,047   $86,026    $    -   $(56,923)

Net earnings                                                                                      15,226
Conversion to Common Stock               (4)                            4
BALANCE AT SEPTEMBER 30, 1995        $   67    $1,548    $  120   $10,051   $86,026    $    -   $(41,697)









The accompanying notes are an integral part of the financial statements.


                 TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements



 Note 1 - General

 In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments
 (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994 and the results of operations for the three-month and nine-month periods ended September 30, 1995 and 1994, and cash flows and changes in stockholders' equity for the nine-month periods ended September 30, 1995 and 1994. Such results, however, may not be indicative of the results for the full year.

 For additional information regarding significant accounting policies, and accounting matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 31, 1994.


 Note 2 - Inventories

 Inventories are summarized as follows (in thousands):

                                     September 30, December 31,
                                          1995         1994

   Raw materials and supplies          $16,392       $11,757
   Work-in-process                      14,312        11,733
   Finished goods                       27,140        24,616
   Inventories applicable to
     government contracts               20,139        17,963
                                       $77,983       $66,069


 Note 3 - Earnings Per Share

 Earnings per share of Common stock and Common stock equivalents have been computed on the basis of the average number of Common shares outstanding during each period. The average number of shares has been adjusted for assumed exercise at the beginning of the period (or date of grant, if later) for any dilutive stock options, with funds obtained thereby used to purchase shares of the Company's Common stock at the average price during the period, and assumed conversion of all dilutive convertible preferred stock. Common stock equivalents that are anti-dilutive are excluded from the computation of earnings per share and earnings are reduced by the dividend requirements on such equivalents.






                 TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements



 Note 4 - Income Taxes

 In September 1994, the Arizona Court of Appeals reversed a 1992
 Arizona Tax Court ruling that entitled the Company to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983, and in April 1995, the Supreme Court of the
 State of Arizona denied the Company's Petition for Review. Based on the appellate court decision, the Company paid approximately
 $1.3 million in taxes and interest for the period ending March
 31, 1983. The Company believes the appellate court erred in its decision; however, the Company held discussions with state authorities in an effort to resolve the dispute for the periods ending on December 31, 1984 and 1985. The tax and related interest assessment in dispute is approximately $5.0 million. If the Company is unsuccessful in reaching an agreement with the state, it intends to vigorously litigate these tax and interest assessments. Legislation adopted in 1994 in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986, and on December 8, 1994 the Arizona
 Department of Revenue withdrew its assessments against the Company for 1986 and subsequent years. Management believes that the final resolution of the above matter will not result in a material adverse impact on the results of operations or financial position of the Company.

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

 Note 6 - Depreciation of Plant and Equipment

 During the first quarter of 1995, the Company completed a review of the fixed asset lives at its stainless steel production facility. The Company determined that as a result of actions taken to increase its preventive maintenance and programs initiated with its suppliers to increase the quality of their products, actual lives for certain asset categories were generally longer than the useful lives used for depreciation purposes. Therefore, the Company extended the estimated useful lives of certain categories of plant and equipment at its stainless steel production facility, effective January 1, 1995.
 The effect of this change in estimated useful lives reduced depreciation expense for the nine months ended September 30, 1995 by approximately $1.2 million, and accordingly increased earnings before income taxes by the same amount.




 Note 7 - Extraordinary Gain

 During the nine months of 1995 the Company realized a net gain of $14,047,000 from the retirement of realty debt. The gain represents the difference between the value of the debt recorded on the books of the Company and the consideration given and costs incurred to settle the obligations. Due to the Company's net operating tax loss position, there is no tax provision in connection with the gain.




















































                TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


 The following table summarizes the Company's consolidated revenue and earnings (loss), by segment for the period shown (in thousands):


                             Three Months       Nine Months
                                Ended              Ended
                             September 30,     September 30,
                            1995      1994     1995      1994
REVENUES:

 Government Products
   and Services           $30,494  $33,909   $ 99,097  $105,621
 Airbag Royalty             6,401    4,168     19,977    11,973
 Industrial Products       45,593   33,825    135,534    93,860
 Specialty Products         8,083    8,141     23,898    21,788
 Realty                       277    1,306      1,357     5,918
                          $90,848  $81,349   $279,863  $239,160

OPERATING INCOME:

 Government Products
   and Services           $ 1,901  $ 4,662   $  6,577  $ 12,079
 Airbag Royalty             6,401    4,168     19,977    11,973
 Industrial Products        5,419    2,079     17,749     5,122
 Specialty Products           809      942      2,543     2,544
 Realty                      (607)  (1,123)   (10,123)   (2,990)
   Total operating income  13,923   10,728     36,723    28,728
 Corporate expense         (3,497)  (2,731)   (11,625)  (11,238)
 Non-segment interest
   income                     151       97        479       234
 Interest expense          (7,515)  (6,950)   (21,549)  (21,080)
   Earnings (loss) before
     income taxes         $ 3,062  $ 1,144   $  4,028  $ (3,356)


 Revenues for the nine-month period ended September 30, 1995 increased $40.7 million from $239.2 million to $279.9 million, compared with the corresponding period in the prior year.  The increase is primarily the result of continued improvement in the stainless steel market along with increased airbag royalties received as a result of the expanding demand for automotive airbags.  These increases were partially offset by decreasing revenue in the Government Products and Services and Realty
 segments.  The pretax earnings for the nine months ended
 September 30, 1995 were $4 million compared with $3.4 million
 pretax loss in the first nine months of the previous year.   The
 earnings in the first nine months of  1995 were reduced by a $7.0 million provision for reserve on realty assets resulting from the decision to sell a property over the short term in bulk rather than to pursue parcel sales over the next several years.





 Net earnings for the nine months ended September 30, 1995 were $15.2 million, which reflects an extraordinary gain of $14 million, resulting from the retirement of real estate debt for less than book value.

 Earnings from both the Industrial Products segment and the Airbag
 Royalty segment improved compared with the prior year. Earnings from the Industrial Products segment increased $12.6 million from $5.1 million to $17.7 million, while royalties in the Airbag
 Royalty segment increased by $8.0 million from $12.0 million in the first nine months of 1994 to $20.0 million for the first nine months of 1995. Earnings from the Government Products and Services segment for the nine months ended September 30, 1995, when compared with the first nine months of 1994, were $5.5 million lower, while earnings from the Company's Specialty
 Products segment are comparable to prior year. Losses in the Realty segment increased by $7.1 million for the first nine months of 1995, when compared with the prior year, mainly due to a $7 million provision for reserve on realty assets.

 The gross profit percentage, excluding airbag royalties and the provision for reserve on realty assets, of 23.4%, for the nine months ended September 30, 1995 was down slightly from the gross profit percentage of 23.6% for the comparable period in 1994.
 The slight decrease from the prior year is primarily due to the change in the mix of government contracts and revenues from other operations.

   Government Products and Services. Revenue and earnings for the nine months ended September 30, 1995 decreased $6.5 million and $5.5 million, respectively, when compared with the same period in the prior year. These decreases reflect the continuing reduction in U.S. Defense spending along with the timing of completion and shipments under certain other contracts.

   Airbag Royalties. Revenue from airbag royalties increased from $12.0 million in the first nine months of 1994 to $20.0 million in the comparable nine months of 1995. The increased royalty is primarily the result of increasing airbag implementation rates, both in terms of the number of vehicles containing airbags and the number of airbags installed in a given vehicle. (Also see
 "Other Matters" as a separate caption within Management's
 Discussion and Analysis of Financial Condition and Results of
 Operations).

  Industrial Products.  In the nine-month period ended September
 30, 1995, Industrial Products sales and earnings increased $41.7 million and $12.6 million, respectively, when compared with the comparable period in 1994. Increases in sales resulted from increased orders and higher selling prices for stainless steel bars and rods and increased demand for ceramic insulator products, along with an increase in market share.










  Specialty Products. During the first nine months of 1995, sales for the Specialty Products segment increased 9.6%, from $21.8 million to $23.9 million, while earnings are comparable to the same period in 1994. The increase in sales when compared with the prior year is primarily a result of the acquisition of a manufacturer of metal buttons in July 1994.

  Realty.  Sales of real estate during the nine months ended
 September 30, 1995 were $1.4 million compared with $5.9 million for the comparable period in 1994. The operating loss increased from $3 million in the first nine months of 1994 to $10.1 million in the first nine months of 1995, due primarily to a $7 million provision for reserve on realty assets resulting from the decision to sell a property over the short term in bulk rather than to pursue parcel sales over the next several years.

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

  Other. Interest expense for the nine months ended September 30, 1995 increased slightly to $21.5 million, from $21.1 million in the comparable period in 1994. Corporate overhead for 1995 and 1994 is above historical levels due to high litigation costs incurred in connection with the airbag Asset Purchase Agreement and License Agreement. The overhead expenses increased slightly in the first nine months of 1995 from $11.2 million to $11.6 million when compared with the comparable period in 1994. The income tax provision for the first nine months of 1995 was $2.8 million compared to a tax benefit of $4.5 million in the comparable period in 1994. The tax benefit in 1994 is the result of favorable state tax legislation which resulted in a $5.6 million reversal of state income taxes previously accrued. Due to unrecognized federal tax carryforward benefits, primarily the result of losses in the Company's real estate segment, the Company has no Federal tax provision in 1994 or 1995. The tax provision in 1995 is provided for foreign and state jurisdictions.














 Financial Condition, Liquidity and Capital Resources

 At September 30, 1995, the Company had $8.9 million in cash and cash equivalents and net working capital of $80.3 million. Cash generated from operating activities for the nine months ended
 September 30, 1995 was $16.4 million, primarily the result of increased earnings which were partially offset by increases in trade receivables, inventories and prepaid expenses, net of increases in accounts payable and accrued expenses. Cash generated from operations during the nine months of 1994 was $27.2 million. Cash used in investing activities during the nine months ended September 30, 1995 was $2.8 million, consisting primarily of capital expenditures. Cash used in financing activities of $17.7 million reflects a reduction in realty debt and a decrease in the Company's revolving debt facility.

 In October 1993, the Company completed a major refinancing program. This refinancing program included an offering of $185 million of debt securities, consisting of $70 million gross proceeds of Senior Discount Debentures due 2005, issued by the Company to yield 12.25% and $115 million of Senior Notes due
 2003, with an interest rate of 10.75% issued by a wholly owned subsidiary of the Company, Talley Manufacturing and Technology, Inc. ("Talley Manufacturing"). In connection with this refinancing, Talley Manufacturing obtained a secured credit facility with institutional lenders.

 Borrowings under the secured credit facility may not exceed the collateral base as defined in the governing credit agreement.
 The facility consists of a five-year revolving credit facility of up to $40.0 million and a five-year $20.0 million term loan facility. At September 30, 1995 availability under the total facility was approximately $48.6 million, of which approximately
 $19.5 million was borrowed. Upon the occurrence of certain specified events, at any time following the third anniversary of the secured credit facility, the agent thereunder may elect to terminate the facility.

 The Company anticipates that the present capital structure will support the long-term growth of the Company's core businesses and permit the implementation of its strategy to use proceeds received from airbag royalties and from the orderly sale of the assets of its real estate operations to reduce its total indebtedness.

 As a holding company with no significant operating or income-
 producing assets beyond its stock interests in Talley
 Manufacturing and the subsidiaries holding its real estate
 operations, the Company will be dependent primarily upon
 distributions from those subsidiaries in order to meet its debt service and other obligations.  The Company will be entitled to receive certain distributions from Talley Manufacturing (absent certain defaults under Talley Manufacturing indebtedness) for a period of five years, to be used to fund certain carrying and other costs associated with the orderly disposition of the
 Company's real estate assets.   The Company will be required to






 use certain funds received from Talley Manufacturing and certain funds from real estate sales to make offers to redeem certain indebtedness of the Company. Because the cash available to the Company is required to be used for these specific purposes, and because certain debt covenants limit the Company's ability to incur additional indebtedness, the Company will be dependent upon the payment of dividends from Talley Manufacturing (which payments will generally be limited by debt covenants of Talley
 Manufacturing) and to future sales of equity securities as its primary sources of discretionary liquidity. To the extent such sources do not provide adequate funds, the Company may be unable to fund expected costs and improvements associated with its real estate holdings or to make cash interest payments on its outstanding indebtedness when required. Nevertheless, and particularly in light of the absence of requirements for the Company to make cash payments of interest on its Discount
 Debentures until April 15, 1999, the Company believes that funds will be available in sufficient amounts, and at the required times, to permit the Company to meet its obligations.

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

 Certain other claims asserted by TRW and the Company against each other are the subject of a separate action which remains pending.
 In that action, TRW has challenged certain representations by the Company that the airbag manufacturing plant sold to TRW by the Company in 1989 met applicable government requirements, and that the associated real estate was sufficient to permit construction of certain additional facilities. The Company's claims against TRW include claims that TRW failed to exert reasonable efforts to exploit the exclusive technology license granted to TRW by the Company in 1989 and denied the Company certain contractually provided audit rights. It is currently anticipated that these remaining claims will come to trial early in 1996. Management anticipates that the above-described claims will be resolved without any material adverse impact on the results of operations or financial position of the Company.

 As previously reported, the Company had been identified as a potentially responsible party by another company in connection with the Laurel Park Landfill in Naugatuck, Connecticut.
 Management's review indicated that the Company sent ordinary rubbish and off-specification plastic parts to this landfill and did not send any hazardous waste to the site. In October 1995 the Company settled the matter, including a payment by the Company that was not material to the results of operations or financial position of the Company.


 Recently Issued Accounting Standards

 In late March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.121
 "Accounting for the Impairment of Long-Lived Assets and for Long-
 Lived Assets to be Disposed of," which is effective for fiscal years beginning after December 15, 1995. The application of this Statement will require the Company to carry real estate projects that are substantially complete and ready for their intended use at the lower of cost or fair value, less cost to sell. If the sum of the expected future net cash flow (undiscounted and without interest charges) is less than the carrying amount of projects that are not substantially complete and ready for their intended use, an impairment loss would be recognized. The
 Company, consistent with existing generally accepted accounting principles, currently states the majority of its land and land under development at the lower of cost or net realizable value.
 The effect of implementing this new accounting pronouncement has not yet been quantified.



















































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










 Certain other claims asserted by TRW and the Company against each other are the subject of a separate action which remains pending.
 In that action, TRW has challenged certain representations by the
 Company that the airbag manufacturing plant sold to TRW by the
 Company in 1989 met applicable government requirements, and that the associated real estate was sufficient to permit construction of certain additional facilities.  The Company's claims against
 TRW include claims that TRW failed to exert reasonable efforts to exploit the exclusive technology license granted to TRW by the
 Company in 1989 and denied the Company certain contractually provided audit rights.  It is currently anticipated that these
 remaining claims will come to trial in January 1996.   Management
 anticipates that the above-described claims will be resolved without any material adverse impact on the results of operations or financial position of the Company.

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

 In September 1994, the Arizona Court of Appeals reversed a 1992
 Arizona Tax Court ruling that entitled the Company to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983, and in April 1995, the Supreme Court of the
 State of Arizona denied the Company's Petition for Review. Based on the appellate court decision, the Company paid approximately
 $1.3 million in taxes and interest for the period ending March
 31, 1983. The Company believes the appellate court erred in its decision; however, the Company held discussions with state authorities in an effort to resolve the dispute for the periods ending on December 31, 1984 and 1985. The tax and related interest assessment in dispute is approximately $5.0 million. If the Company is unsuccessful in reaching an agreement with the state, it intends to vigorously litigate these tax and interest assessments. Legislation adopted in 1994 in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986, and on December 8, 1994 the Arizona
 Department of Revenue withdrew its assessments against the Company for 1986 and subsequent years. Management believes that the final resolution of the above matter will not result in a material adverse impact on the results of operations or financial position of the Company.









 As previously reported, the Company had been identified as a potentially responsible party by another company in connection with the Laurel Park Landfill in Naugatuck, Connecticut.
 Management's review indicated that the Company sent ordinary rubbish and off-specification plastic parts to this landfill and did not send any hazardous waste to the site. In October 1995 the Company settled the matter, including a payment by the Company that was not material to the results of operations or financial position of the Company.

 Item 3.  Defaults Upon Senior Securities

 (b)  The Company has not made any dividend payments on its
      preferred and common shares since the first quarter of 1991, and the ability to pay dividends in the future is limited by the provisions of the Company's debt agreements.  Dividends on the shares of Series A, Series B and Series D Preferred stock are cumulative and must be paid in the event of
      liquidation and before any distribution to holders of Common stock.  Dividends on Series D Preferred Stock currently
      accrue at $4.50 per share annually.  As of February 28,
      1998, dividends of $15.75 per share are to be paid annually to holders of any Series D Preferred Stock still outstanding at that time.  Annual dividends of $1.10 per share, and
      $1.00 per share, accrue with respect to outstanding shares of Series A Preferred Stock and Series B Preferred Stock,
      respectively.  Cumulative dividends on preferred shares that
      have not been declared or paid are approximately:   Series
      A - $332,000 ($4.95 per share), Series B - $6,967,000 ($4.50 per share) and Series D - $2,436,000 ($20.25 per share).

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

 Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits:

        11*   Computation of Earnings per Common and Common
               Equivalent Share.

        27*   Financial Data Schedule for Talley Industries,
               Inc., September 30, 1995.


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



                                     TALLEY INDUSTRIES, INC.
                                     (Registrant)






 Date:  November 8, 1995          By Kenneth May
                                     Kenneth May
                                     Vice President, Controller
                                     Principal Accounting
                                     Officer





 Date:  November 8, 1995          By Mark S. Dickerson
                                     Mark S. Dickerson
                                     Vice President
                                     and Secretary



























