Form 10-K405
period 1995-12-31
TALLEY INDUSTRIES INC
filed 1996-03-01
CIK 96238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-K


 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 (FEE REQUIRED)
               For the fiscal year ended December 31, 1995
                                   OR
 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

     The aggregate market value of voting stock held by non-affiliates on February 1, 1996 was
 $125,071,000.
          APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
 securities under a plan confirmed by court.   Yes[   ]  No[   ]

 As of February 1, 1996 there were 10,053,652 shares of Talley Industries, Inc. Common Stock $1 par value outstanding.
                   DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 1995) are incorporated by reference in
 Part III.

TABLE OF CONTENTS


Part I                                                      Page

 Item 1.   Business

            (a)  Developments since January 1, 1995         I-1
            (b)  Financial Information About Industry
                   Segments                                 I-2
            (c)  Narrative Description of Business          I-3
            (d)  Financial Information about Foreign
                   and Domestic Operations and Export
                   Sales                                    I-26
            (e)  Executive Officers of the Registrant       I-26

 Item 2.   Properties                                       I-26

 Item 3.   Legal Proceedings                                I-28

 Item 4.   Submission of Matters to a Vote of
             Security Holders                               I-28

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

 Item 8.   Financial Statements and Supplementary Data      II-1

 Item 9.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure         II-2

Part III

 Item 10.  Directors and Executive Officers of the
             Registrant                                     III-1

 Item 11.  Executive Compensation                           III-4

 Item 12.  Security Ownership of Certain Beneficial
             Owners and Management                          III-4

 Item 13.  Certain Relationships and Related Transactions   III-4


Part IV

 Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                            IV-1


           Signatures                                       IV-2

                                   PART I


ITEM 1.  BUSINESS.

(a)  DEVELOPMENTS SINCE JANUARY 1, 1995.

   On June 27, 1995, the federal district court for the District of Arizona entered judgment against TRW Inc. in favor of the Company in TRW Inc. vs. Talley Industries, Inc. et al. The court dismissed all claims asserted by TRW against the Company while the jury reached a verdict in favor of the Company on its counterclaims against TRW, awarding the Company a total of $138 million. TRW has filed an appeal of the judgment to the Ninth Circuit Court of Appeals, on which oral argument was heard on February 14, 1996. On January 26, 1996 the federal district court awarded the Company $7.1 million in attorneys' fees and expenses incurred in this litigation. The Company anticipates that TRW will appeal this award. (Also see Commitments and Contingencies note to the Company's Consolidated Financial Statements, included in a separate section of this report).
   Substantially all outstanding debt of a fully consolidated real estate joint venture, in which the Company had a $29.2 million interest, was converted, pursuant to a plan of reorganization in a Chapter 11 bankruptcy proceeding, into equity in a new company as of July 18, 1995. A subsidiary of the Company now owns approximately 90% of the equity in the new company.
   During 1995, the Company realized an extraordinary gain of $14,409,000 from the retirement of certain realty debt. The gain represents the difference between the value of the debt recorded on the books and the consideration given and costs incurred to settle the obligations.
   On February 2, 1996 the Company's Board of Directors approved a transaction providing for the immediate conversion of all of the Company's Series D Cumulative Convertible Preferred stock (120,293 shares) into 1,905,849 shares of Talley Common Stock. The Company completed the conversion and issued the Common stock as of February 16, 1996. The conversion automatically extinguishes all unpaid dividends on that stock totaling approximately $2.6 million as of December 31, 1995. The transaction will not impact the net earnings of the Company in 1996, but "earnings applicable to common shares (after deduction of preferred stock dividends)", as supplementally disclosed by the Company, and the "earnings per share of common stock and common equivalent share" will be reduced. The excess of the fair value of the common shares transferred in the transaction by the Company to the single shareholder over the fair value of the common shares issuable pursuant to the original conversion terms will be subtracted from net earnings in the calculations of net earnings available to common shareholders and earnings per share.
(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.
   A segment description along with tables showing sales and operating income for each of the last five years, and identifiable assets for each of the last three years attributable to each of the Company's five business segments in continuing operations, including the year ended December 31, 1995, are incorporated by reference to the material appearing in the Notes to Consolidated Financial Statements on pages F-40 through F-46 of the Company's financial statements for the year ended December 31, 1995, included in a separate section of this report. For an additional discussion of segment operations, see also "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-2 through F-13 of the Company's financial statements for the year ended December 31, 1995, included in a separate section of this report.
(c)  NARRATIVE DESCRIPTION OF BUSINESS.
General
   The Company is a diversified manufacturer of a wide range of proprietary and other specialized products for defense, industrial and commercial applications. Through its Government Products and Services segment, the Company manufactures an extensive array of propellant devices and electronic components for defense systems and commercial applications and provides naval architectural and marine engineering services. The Company participates in the rapidly expanding market for automotive airbags through its royalty agreement with TRW, Inc. ("TRW"), which provides the Company with a quarterly payment through April 30, 2001 for any airbag manufactured and sold by TRW worldwide and for any other airbag installed in a vehicle manufactured or sold in North America. The Company's Industrial Products segment manufactures and distributes stainless steel products, high-voltage ceramic insulators used in power transmission and distribution systems, and specialized welding equipment and systems. The Company's Specialty Products segment manufactures and sells aerosol insecticides, air fresheners and sanitizers for the commercial and agricultural markets, and custom designed metal buttons for military and commercial uniforms and upscale fashion apparel. The Company is also engaged in the orderly sale of the assets of its real estate operations, the net proceeds from which will be utilized to prepay certain outstanding indebtedness.
(1)  GOVERNMENT PRODUCTS AND SERVICES SEGMENT.
   The Company's Government Products and Services segment provides a wide range of products and services for government programs. The majority of the Company's products are smaller components of larger units and systems and are generally designed to enhance safety or
improve performance.   Products manufactured by the Company which
have significant replacement requirements include items having finite shelf lives, such as propellants for pilot ejection seats, as well as products regularly consumed in training and combat situations. Many of the Company's existing products and its new product development efforts are focused on mobile, tactical and "smart" military weapons and systems. The Company is developing new technologies that will enable it to re-enter the automobile airbag market, which it pioneered prior to the sale of that business segment to TRW, Inc. in 1989. The Company provides a broad range of architectural and engineering design consulting services for the U.S. Navy, commercial clients and shipyards, and has most recently been expanding its design services into the environmental protection market.
SOLID PROPELLANT DEVICES AND RELATED PRODUCTS
   A majority of the products manufactured by the Company's Government Products and Services segment are based upon the Company's core technologies and expertise in the design and manufacture of propellants and related products. Propellants are solid fuels which, when ignited, produce a specified thrust or volume of gas for a designated period. The Company's propellant products are typically custom designs developed by the Company in response to customers' technical requirements and specifications.
   The following sets forth a brief summary of several of the solid propellant devices and related products manufactured by the
Company:
   > PILOT EJECTION SYSTEMS. The Company manufactures ejection seats and related propellant devices for aircraft ejection systems in high performance military aircraft. The Company also manufactures escape systems for a number of foreign aircraft.
   > ROCKET MOTORS. The Company manufactures a wide range of rocket motors and rocket catapults. These products include booster rockets for decoy missiles, as well as for unmanned vehicles. The Company also manufactures rocket catapults and rocket motors for its aircraft escape systems.
   > GAS GENERATORS. The Company manufactures a broad range of solid propellant gas generators. These products provide pneumatic power for guidance and control systems, hydraulic systems, and safe and arming devices on a wide range of missile systems.
   > EXTENDED RANGE MUNITIONS COMPONENTS. The Company's extended range munitions components utilize propellant technologies to dramatically extend the range of U.S. artillery. The Company's extended range munitions utilize a solid propellant to reduce drag or rocket assist to provide thrust to extend the range of new howitzer artillery.

   > DISPERSION SYSTEMS. The Company pioneered the use of airbag technologies for modern munitions delivery systems. The Company's dispersion systems utilize airbag assemblies to eject submunitions from carrier missile systems.
   > WEAPONS SYSTEMS. These weapon systems include a light anti-armor weapon for the U.S. Navy and a light-weight disposable version of a U.S. Marine Corps shoulder-launched weapon system for the U.S. Army.
   > EJECTOR RACKS. These ejection racks enable helicopter pilots to discard munitions, missiles or extra fuel in emergency situations.
   > COUNTERMEASURE SYSTEMS. The Company manufactures several training and combat countermeasure systems for naval, aircraft and submarine applications. Countermeasure systems are designed to divert incoming weapons from their targets.
   > INSENSITIVE MUNITIONS. The Company develops and manufactures propellant products which are being qualified to meet certain rigorous safety requirements. These munitions are generally insensitive to shock, puncture, high temperatures and pressure.
   > ELECTRO EXPLOSIVE DEVICES ("EED"). Electro-explosive devices manufactured by the Company include rocket motor igniters, explosive bolts and separation nuts and booster cartridges, as well as initiators for these and other components.
   > AUTOMOTIVE AIRBAG PRODUCTS. The Company is re-entering the automotive airbag market, made possible by the expiration of the five-year non-compete clause of the TRW Asset Purchase Agreement. New products include advanced, non-sodium azide inflators and an inflatable seat belt.
HIGH RELIABILITY ELECTRONIC PRODUCTS
   The Company designs and manufactures specialized electronic display and monitoring devices, electromechanical instruments and components, and high performance cable assemblies which are used by the aerospace and defense industries. The Company's products are designed to perform at a high level of reliability, conform to tight tolerance specifications and withstand harsh operating environments. The following sets forth a brief summary of the primary electronic products manufactured by the Company:
   > AIR TRAFFIC CONTROL SYSTEMS. The Company has supplied electronic displays to the Federal Aviation Administration ("FAA") for over 20 years for use in certain air traffic control applications, and is currently the sole supplier of video mapper systems to the FAA. The Company's proprietary video mappers superimpose accurate, high resolution electronic map images, including ground topography and weather, onto radar screens which are used by both commercial and military air traffic controllers to coordinate the position of aircraft.
   > AIRBORNE FLIGHT DATA RECORDERS. The Company is a manufacturer of flight data recorders that are used on military aircraft. These flight data recorders are used to evaluate training simulations and record flight information, and are designed to maintain data integrity in the event of a crash.

   > SAFE AND ARMING DEVICES. The Company manufactures electronic and electromechanical devices which are used to safely control, arm and fire warheads on torpedoes and missiles. These products are designed to meet a high standard for safety requirements.
   > INDICATORS. The Company is a producer of elapsed time indicators, event counters and fault indicators, with a significant share of the domestic aerospace market. The Company's indicator products are capable of functioning with a high degree of accuracy and are built to withstand the harsh operating environment present in aerospace applications.
   > INTERCONNECT PRODUCTS. The Company also designs, manufactures and sells high quality interconnect products and accessories for military, aerospace and commercial marketplaces. These products include high voltage silicone wire and cable, multi-pin high and low voltage connector and cable assembly interconnection systems, and triax and coax high voltage connections and cable assemblies. The major applications for these products include medical equipment, radar and CRT displays, electronic countermeasure systems and power supplies.
NAVAL ARCHITECTURE AND MARINE ENGINEERING SERVICES
   The Company's naval architecture and marine engineering business provides a broad range of consulting services for the U.S. Navy, as well as for commercial clients and shipyards. The Company's naval design and engineering business has provided services for over 35 years and possesses domestic and international experience in all phases of the design process for military and commercial ships. These services include initial feasibility and conceptual studies, contract design, and detail design and engineering for new and retrofitted ships. The Company also provides the engineering services necessary to physically integrate combat systems and electronics into Navy ships and provides program management and logistics support services to the Navy and commercial customers. The Company has been expanding its design services into the environmental protection market, and has been successful in obtaining a prime contract in support of the U.S. Navy's Hazardous Material Afloat program. The Company maintains separate segments to meet the different technical, performance and administrative needs of its customers.
   Direct contracts with the U.S. Navy currently account for a majority of the Company's naval architecture and marine engineering revenue, with additional revenue attributable to subcontracts under Navy contracts. The remaining revenues are derived from commercial shipyards or industrial customers for ship and other marine design services. The majority of the Company's contracts with the U.S. Navy are cost plus a fixed fee. Under these contracts, the Company is reimbursed for its actual costs plus a percentage fee based on the estimated costs in the original contract.
   The demand for design services for the U.S. Navy is largely driven by the number of new ship classes being developed or older classes being retrofitted, versus the actual number of ships within a class being built or operated. The majority of engineering and detail design costs are incurred with the introduction of a new class of ship or the retrofit of one or more ships of an existing class.
                                    I-9

MARKETING
   The Company markets its government products and services directly to the Department of Defense, other U.S. government departments, foreign government agencies, and other contractors. The Company's marketing strategy focuses on those contracts and programs which are likely to be emphasized in the current defense environment and for which the Company has a competitive advantage in technology and expertise.
   The Company's technical sales personnel are strategically located across the country for easy access to its customers. The Company also uses independent sales agents to market its products to various foreign governments and to sell its electronic component products. In addition, the Company enters into joint marketing agreements with foreign manufacturers to provide access to markets not available directly to the Company.
COMPETITION
   Competition for the Company's government products and services varies widely. The markets for several of the Company's products and services are highly competitive, and many of the Company's competitors have greater financial resources than the Company. However, the Company also competes in a variety of small niche markets. Production of the products within these markets frequently requires government/product qualification, which can be costly and time-consuming to obtain. Once a contract has been has been awarded, the relatively small size of these markets often discourages additional suppliers from pursuing qualification. Within these markets the Company is occasionally a sole supplier.

   The market for the Company's electronics components products is highly competitive. The Company believes that it shares the market for aerospace elapsed time indicators, fault indicators and events counters primarily with one competitor. The Company believes that its safe and arming devices compete with several companies.
   The Company believes that its market for naval architectural and marine engineering services is served by the Company and a small number of other major firms. These companies actively compete with each other, and to a lesser extent with smaller design firms, for U.S. Navy programs, foreign contracts and subcontracts with private shipyards.
GOVERNMENT CONTRACT MATTERS
   A high percentage of the Company's government defense contracts are fixed-price contracts. The Company's naval architecture and marine engineering contracts are generally cost reimbursable. Although the Company's fixed-price contracts generally permit the Company to retain unexpected profits if costs are less than projected, the Company bears the risk that increased or unexpected costs may reduce profit or cause the Company to sustain losses on a particular contract. From time to time the Company accepts fixed-price contracts for products that have not been previously developed. In such cases, the Company is subject to the risk of delays and cost over-runs. Under U.S. Government regulations, certain costs, including financing and interest costs and foreign marketing expenses, are not allowable. The U.S. Government also regulates the methods under which costs are allocated to Government
contracts.   With  respect  to  U.S. Government contracts that are
obtained pursuant to an open bid process and therefore result in a firm fixed price, the Government has no right to renegotiate any profits earned thereunder. In Government contracts where the price is negotiated at a fixed price rather than on a cost-plus basis, as long as the financial and pricing information supplied to the Government is current, accurate and complete, the Government has no right to renegotiate any profits earned thereunder. However, if the Government later conducts an audit of the contractor and determines that such data was inaccurate, or incomplete or not current, the Government may initiate an action to recover the amount of any significantly overstated costs plus applicable profit or fee and interest. If the submission of inaccurate, incomplete or not current data was knowingly made, then the Government may seek to recover an additional penalty equal to the amount of the overstated costs; and if the submission was willful or intentional the Government may seek additional penalties and damages. Certain cost reimbursement contracts are also subject to review and price adjustment by the Government.
   U.S. Government contracts are, by their terms, subject to termination by the Government either for its convenience or for default by the contractor. Fixed-price contracts provide for payment upon termination for items delivered to and accepted by the
Government.   If the termination is for convenience, fixed-price
contracts provide for payment of the contractor's costs incurred plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit on its incurred performance costs. However, if a fixed-price contract termination is for default, (i) the contractor is paid such amount as may be agreed upon for completed and partially completed products and services accepted by the Government, (ii) the Government is not liable for the contractor's costs with respect to unaccepted items and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portions of the contracts and (iii) the contractor may be liable for excess costs incurred by the Government in procuring undelivered products and services from another source. Foreign defense contracts generally contain comparable provisions relating to termination at the convenience of the government.
   Companies supplying defense-related products and services to the U.S. Government are subject to certain additional business risks unique to that industry. These risks include: the ability of the Government to unilaterally suspend the Company from new contracts pending resolution of alleged violations of certain procurement laws or regulations; procurements which are dependent upon appropriated funds by the Government; changes in the Government's procurement policies (such as a greater emphasis on competitive procurements or cancellation of programs due to budgetary changes); the possibility of inadvertent Government disclosure of a contractor's proprietary information to third parties; and the possible need to bid on programs in advance of design completion. A reduction in expenditures by the Government for the Company's products and services, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to the Company, incomplete, inaccurate or non-current data allegations, terminations or cancellations of programs, or substantial cost over-runs could have an adverse effect on the Company's results of operations.
BACKLOG
   The backlog of firm orders in the Government Products and Services segment amounted to approximately $469 million at December 31, 1995, $97 million at December 31, 1994 and $128 million at December 31, 1993. The Company estimates that approximately $106 million of the orders outstanding at December 31, 1995 will be delivered by December 31, 1996. The backlog amounts as presented herein are composed of funded and unfunded components. The government funded components and firm industrial contracts on December 31, 1995 and 1994 totaled $98.9 million and $97.3 million, respectively.
   The term funded used herein refers to the aggregate revenue remaining to be earned at a given time under (i) contracts held by the Company (excluding renewals or extensions thereof, which are at the discretion of the customer) to the extent of the funded (i.e., appropriated by Congress and allotted to the contract by the procuring Government agency) amounts thereunder, and (ii) task orders or delivery orders issued to the Company under contracts which provide that the customer is obligated to pay only for services rendered pursuant to specific funded task orders and is not obligated to issue additional task orders or to pay the estimated total contract price. The term unfunded used herein refers to the portion of the Company's total backlog that represents the excess of the stated value of the Company's executed contracts over the amounts funded by the customer for such contracts including unexercised options.

(2)  AIRBAG ROYALTIES SEGMENT.
   This segment of the Company's business consists of the Company's royalty entitlement under the license agreement it signed with TRW Inc. in April 1989 in connection with the sale of the Company's automotive airbag business to TRW at that time. Under the terms of that license agreement, the Company is entitled to receive a royalty each quarter from TRW measured by the level of TRW's airbag sales and the level of industry sales, as more fully described below.
   As described in the Notes to Consolidated Financial Statements under the heading Commitments and Contingencies on page F-34 to F-36 of the Company's financial statements for the year ended December 31, 1995, included in a separate section of this report, a judgment was entered in the Company's favor in June 1995 to the effect that TRW had breached its obligations under the license agreement, and the Company was awarded $138 million, as the jury's calculation of the present value of the royalties estimated to be payable by TRW to the Company under the license agreement for the balance of its term. That judgment is currently on appeal by TRW, but pending resolution of the appeal, the trial court has ordered TRW to continue to make quarterly payments to the Company in the amount of royalties that otherwise would be due under the license agreement. If and when the judgment is affirmed on appeal, TRW will be obligated to pay the judgment to the Company (plus accrued interest from the date of the judgment, but net of the quarterly payments made by TRW since the date of the judgment). At that time, TRW's obligation to make further royalty payments would cease, because the effect of the judgment award is to pre-pay the royalties otherwise accruing under the license agreement.
   Accordingly, the descriptions below of this segment of the Company's business and the Company's royalty entitlement under the 1989 license agreement are subject to the judgment entered in the Company's favor and the effect of that judgment (as, if and when affirmed on the pending appeal) upon the Company's entitlement to any further royalties once the judgment has been paid by TRW.
   As an outgrowth of the research and development efforts in its core propellant businesses, the Company was a pioneer in the development of the automotive airbag. Airbags supplied by the Company were installed by General Motors in approximately 12,000 automobiles during the 1970's and were the first airbags installed in any significant number of automobiles. While the Company's program with General Motors was successful, low market awareness and acceptance prevented the airbag from attaining wide-spread popularity for a number of years. During this period, the Company continued to develop and refine its airbag technology, while establishing relationships with certain U.S. and foreign automakers and suppliers. As demand for airbags increased in the 1980's, the Company's technology, manufacturing expertise and strong customer relationships made it a leading supplier of automobile airbags, and the Company designed and constructed a highly automated production facility that began producing airbags in volume during 1988. In 1989, the Company sold its automotive airbag business to TRW, in part because TRW's offer involved not only an attractive cash price for the business, but also an opportunity to participate in the future growth of the industry. This participation comes through a royalty agreement under which royalties are payable both on TRW's worldwide airbag sales and on its competitors' airbags installed in vehicles manufactured or sold in North America.
   At the closing of the 1989 sale of TRW, the Company received $97.8 million in cash and entered into the 12-year Airbag Royalty Agreement. The Airbag Royalty Agreement requires TRW to pay the Company quarterly royalties through April 30, 2001 (the "Airbag Royalty") based upon the following formula: (i) $1.16 for each airbag "unit" (inflator plus one or more components) manufactured and sold by TRW worldwide (the per-unit amount increases by $.01 on May 1 of each year); (ii) 75% of the per-unit amount for each inflator manufactured and sold separately by TRW worldwide; and
(iii) $0.55 for each airbag unit supplied by any other airbag manufacturer and installed in any vehicle manufactured or sold in North America. The Company will receive the Airbag Royalty for any airbag using a gas-generating composition; the higher royalty amount for TRW airbags applies regardless of whether the specific technology used is that which was originally licensed by the Company to TRW. The Company also is entitled to receive royalties from TRW for technology licenses and similar arrangements under which TRW makes its airbag technology available to third parties. Royalties to the Company from such arrangements have not been significant to date.
   The terms of the Airbag Royalty Agreement allow the Company to participate in the expanding market for airbags. A continued increase in the use of dual vehicle airbags is expected as a consequence of several factors, including: (i) government legislation mandating the use of dual airbags in all cars, light trucks, sport utility vehicles and vans sold in the U.S.

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

STAINLESS STEEL
   The Company operates a modern stainless steel mini-mill which converts purchased stainless steel billets into a variety of grades, sizes and shapes of hot rolled and cold finished bar and rod. The facility utilizes computer automation and quality control processes that have resulted in a high standard of product quality, service and delivery. Located in South Carolina, the mini-mill has relatively low operating costs and is situated close to major north-south and east-west interstate highways. The Company has annealing, shot blasting, pickling and cold finishing capabilities, which broaden the product range, shorten lead times, improve product quality and lower costs. The Company sells its products to a number of steel distributors, including a master distributor which is owned by the Company, and to a lesser extent to industrial end-users. The Company-owned master distributor sells stainless steel bar, angle and flats to independent distributors, and also provides cutting, grinding and boring services. The Company's master distributor, which resells approximately 15% of the mini-mill's total production currently, has five distribution depots located in South Carolina, New Jersey, Pennsylvania, Illinois and Texas. The Company also owns a Canadian distributor, which sells primarily flat stainless steel products (not produced by the mini-mill). This distributor has locations in Ontario and Quebec. HIGH-VOLTAGE CERAMIC INSULATORS
   The Company's high-voltage ceramic insulator business manufactures and sells electrical insulators and related items for use in power transmission and distribution systems, principally to electric utilities, municipalities and other government units, as well as to electrical contractors and original equipment manufacturers. High-voltage ceramic insulators are required to perform with high levels of reliability and typically require product certification from electric utilities to be used for new or replacement applications. Demand for these products is influenced by the level of economic activity, particularly housing starts, with a fairly stable minimum demand level due to normal replacement and repair cycles.
   The Company's primary customers include original equipment manufacturers as well as many of the major utilities throughout the U.S. and the world.
OTHER SPECIALIZED INDUSTRIAL PRODUCTS
   The Company designs, manufactures and sells specialized advanced-technology welding equipment and systems, power supply systems and humidistats, and also provides contract assembly and manufacturing for original equipment manufacturers. The Company's welding equipment and systems are highly-engineered and advanced technologically. The Company's product lines include patented welding systems which can be remotely controlled for use in radioactive and other contaminated environments. These products are sold to the utility, pipeline, shipbuilding, aerospace and specialty construction industries.
   The power supply systems manufactured by the Company are principally low-wattage systems and are sold to original equipment manufacturers in the telecommunications, medical, computer and other industrial markets. The power supply market is highly competitive, with numerous manufacturers in the U.S.

   The Company also manufactures and sells humidistats.
Humidistats are used to regulate humidity levels and are principally sold to home appliance manufacturers.
MARKETING
   The Company markets its industrial products to domestic and foreign business organizations and government entities. These organizations vary in size, complexity and purchasing structures. The Company's sales and marketing efforts use a combination of direct sales, independent distributors and original equipment manufacturers arrangements.
COMPETITION
   The Company's Industrial Products businesses are highly competitive, with competition typically based on price, quality, delivery time, engineering expertise and customer service. The Company's competitors include major domestic and international companies, many of which have financial, technical, marketing, manufacturing, distribution and other resources substantially greater than those of the Company, as well as smaller competitors which focus on specific market niches.
BACKLOG
   The backlog of firm orders in the Industrial Products segment totaled approximately $34 million at December 31, 1995, $32 million at December 31, 1994 and $19 million at December 31, 1993. The Company estimates that substantially all of the orders outstanding at December 31, 1995 will be delivered by December 31, 1996. Increases are attributed to general improvement in the economy, a major steel mill competitor exiting the market and an increase in demand from new and current customers.

(4)  SPECIALTY PRODUCTS SEGMENT.
   The Company's Specialty Products segment is focused on two primary markets: insect and odor control for the industrial maintenance supply, pest control and agricultural markets, and custom designed metal buttons for the military and commercial uniform and fashion markets.
INSECT AND ODOR CONTROL
   The Company offers a complete line of insecticides, air fresheners and sanitizers for sale through distributors to the industrial maintenance supply, pest control and agricultural markets. The Company's insecticide products are sold under unique trademarks to agricultural and pest control distributors, respectively, who sell to pest control professionals. The Company's insecticide formulations focus on using natural active ingredients including pyrethrin (derived from the chrysanthemum flower), boric acid and sassafras. The Company offers a complete line of insecticides to control the most common crawling and flying insects. The insecticides are mixed and packaged at the Company's Louisiana manufacturing plant and formulated into aerosol, liquid and powder form.
   Air freshening and sanitizing products are formulated and packaged for specific air freshening and sanitizing situations, which vary based on room size, type of odor to be treated, and desired fragrance. In addition, the products are designed for one of four different delivery methods: (i) metered, automatic aerosols for areas up to 6,000 cubic feet, (ii) fan delivered solids for areas up to 1,500 cubic feet, (iii) manual aerosols for immediate air freshening and (iv) passive solids for small enclosed areas.

   In addition to manufacturing odor and insect control formulations, the Company also manufactures and sells metered and fan driven dispensers for these products. Metered dispensers utilize a timing mechanism to deliver aerosol spray at programmable time intervals. Fan driven dispensers utilize battery operated fans to distribute the scent of selected air fresheners.
CUSTOM METAL BUTTONS
   The Company designs and manufactures a wide range of custom metal buttons for the military and commercial uniform and fashion markets. The Company also produces insignias, cuff links, money clips, tie bars and other accessories as a complement to its button products. The buttons are individually stamped from custom designed steel dies.
   The use of steel dies and a brass stamping process allow the Company to produce button designs with extremely fine detail and high resolution. The Company custom designs and produces metal buttons for the U.S. military based on detailed military specifications. The market for commercial uniform buttons includes local police, fire departments and other civil servants. The Company continues to increase its presence in the fashion apparel market by working with apparel manufacturers on custom button designs for their manufactured garments.
MARKETING
   The Company utilizes several hundred independent distributors to market its insect and odor control products to the various pest control and sanitary supply companies that service the industrial maintenance supply and commercial pest control industry. The agricultural market is served by a large number of independent agricultural products distributors. The Company has a small marketing staff which is responsible for working with and overseeing the distributors who carry its products.
   The Company's button business maintains a small sales force which is responsible for obtaining new and maintaining existing customer relationships. Individual sales representatives are focused on the military commercial uniform market, the fashion apparel markets and the men's accessories market. The Company's advertising for its Specialty Products businesses is limited to product brochures and ads in various trade publications. COMPETITION
   Competitors for the Company's pest and odor control products consist of numerous small companies as well as divisions of large corporations. Because pest and odor control is a broad market, competitors include a range of chemical, manufacturing and pet care companies. Competition for pest control products is based on product efficiency, quality, price and the ability to offer a broad range of product formulations.
   Competitors for the Company's custom button business consist principally of two companies, both of which are similar in size to the Company's button operations. The Company maintains the strongest position in the military and commercial uniform market. Both of the Company's competitors maintain an equal presence with the Company in the fashion markets.
BACKLOG
   The backlog of firm orders in the Specialty Products segment totaled approximately $.9 million at December 31, 1995, $1.4 million at December 31, 1994 and $1.4 million at December 31, 1993.

The Company estimates that substantially all of the orders outstanding at December 31, 1995 will be delivered by December 31, 1996.
(5)  REAL ESTATE HELD FOR ORDERLY DISPOSITION.
   In 1992, Management adopted a plan to dispose of the Company's real estate operations, reflecting a strategic decision to exit this business. The Company's real estate portfolio consists primarily of undeveloped commercial, industrial and residential land located in the greater Phoenix, Arizona; San Diego, California and San Antonio, Texas areas.
(6) OTHER GENERAL INFORMATION.
   RESEARCH AND DEVELOPMENT. During the years ended December 31, 1995, 1994 and 1993, the Company's consolidated expenditures for Company-sponsored research and development activities were approximately $4.2 million, $4.3 million and $3.1 million, respectively. For the same reporting periods, customer-sponsored research and development expenditures were $10.1 million, $8.2 million and $11.6 million, respectively.
   ENVIRONMENTAL PROTECTION. The Company does not anticipate that compliance with various laws and regulations relating to the protection of the environment will have any material effect upon its capital expenditures, earnings or competitive position. (Also see Item 3 "Legal Proceedings" and "Commitments and Contingencies" note to the consolidated financial statements, included in a separate section of this report).
   EMPLOYEES. As of December 31, 1995, the Company had 2,359 employees, approximately 17% of whom are represented by unions.

   PROPRIETARY RIGHTS. Various of the Company's businesses are dependent in part upon unpatented know-how and technologies, including the solid propellent businesses. While various patents, trademarks and tradenames are held by the Company and are used in its businesses, none of them are critical to any segment, and the Company's business is not dependent upon them to a material extent.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
AND EXPORT SALES.

   Information required by this item is incorporated by reference to the Notes to Consolidated Financial Statements appearing under the heading "Segment Operations" on pages F-40 through F-46 of the Company's financial statements for the year ended December 31, 1995, included in a separate section of this report.

(e)  EXECUTIVE OFFICERS OF THE REGISTRANT.
   Reference is hereby made to the information contained in Item 10(b) of this Form 10-K.
ITEM 2.  PROPERTIES.
   The Company's operations are conducted at numerous manufacturing and assembly plants, warehouses, offices and sales facilities located in 20 states, as well as warehouses, offices and sales facilities in Canada and the Netherlands. The principal facilities of the Government Products and Services segment include approximately 939,000 square feet of manufacturing and assembly facilities, in addition to related warehouse, office and sales facilities. The principal manufacturing and assembly facilities for this segment are located in Mesa, Arizona; Phoenix, Arizona; Rolling Meadows, Illinois; and Toledo, Ohio. The majority of these facilities are owned by the Company. However, at the two Arizona facilities, the Company owns the plants and equipment and leases the underlying land from the State of Arizona. One of these locations is leased under long-term leases, while the second location is currently under a year-to-year lease. The Company's naval architectural and engineering services are provided out of several offices, with the major ones located in New York, New York; Arlington, Virginia; Newport News, Virginia; Washington, D.C.; and Pascagoula, Mississippi, all of which are leased.
   Facilities used by the Industrial Products segment include approximately 826,000 square feet of manufacturing and assembly plants and related office, warehouse and sales space, located in Davidson, North Carolina; Carey, Ohio; Knoxville, Tennessee; Hartsville, South Carolina; and sales and warehouse facilities in New Brunswick, New Jersey; Hermitage, Pennsylvania; Chicago, Illinois; Houston, Texas; Charlotte, North Carolina; Toronto and Montreal, Canada, and the Netherlands. The operations of the Specialty Products segment are conducted in several facilities consisting of approximately 192,000 square feet of manufacturing, warehouse and office space in four locations: Waterbury, Connecticut; Randolph, Vermont; and Independence, Louisiana. All of these facilities are owned by the Company with the exception of eight Industrial Products segment sales and warehouse facilities consisting of 176,000 square feet, and 20,500 square feet of Specialty Products segment warehouse and office facilities, which are leased.
   In total, over two-thirds of all the facilities (by square footage) are owned by the Company and have been pledged as collateral to secure a credit facility. The Company's facilities, which are continually added to or modernized, are generally considered to be in good condition and adequate for the business operations currently being conducted.

ITEM 3.  LEGAL PROCEEDINGS.
   Information required by this item is incorporated by reference to the Notes to Consolidated Financial Statements appearing under the heading "Commitments and Contingencies" on page F-34 to F-36 of the Company's financial statements for the year ended December 31, 1995, included in a separate section of this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
   No matters were submitted to a vote of security holders during the quarter ended December 31, 1995.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995:

Various statements in the Management's Discussion and Analysis, and elsewhere in this report are based upon projections and estimates, as distinct from past or historical facts and events. These forward-looking statements, based as they are on estimates and projections of future results, conditions and other factors, are subject to a number of risks and uncertainties that could cause actual results to be materially different, including changes in future economic conditions, the competitive environment for our products and services and customer acceptance, the success of research and development activities, the future values of real estate assets being disposed of, the level of Government defense spending, litigation involving the Company, the Company's anticipated results of operations and financial position, and a number of other factors and assumptions.

                                  PART II


ITEM 5.  MARKET FOR THE REGISTRANt'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

   The information required by this item is incorporated by reference to the material under the captions "Long-Term Debt" on pages F-24 through F-26, "Capital Stock" on pages F-27 through F-29 and "Stock Market Data" on pages F-52 through F-53 of the Company's financial statements for the year ended December 31, 1995, included in a separate section of this report.

ITEM 6. SELECTED FINANCIAL DATA.

   The information required by this item is incorporated by reference to the material under the captions "Five Year Summary of Operations," "Selected Financial Data" and "Stock Market Data" on pages F-47 and F-51 through F-53, respectively, of the Company's financial statements for the year ended December 31, 1995, included in a separate section of this report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

   The information required by this item is incorporated by reference to the material on pages F-2 through F-13 of the Company's financial statements for the year ended December 31, 1995, included in a separate section of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The Consolidated Financial Statements, together with the report thereon by Price Waterhouse LLP, along with the material appearing under the caption "Quarterly Financial Results (Unaudited)" on pages F-49 through F-50 of the Company's financial statements for the year ended December 31, 1995, are included in a separate section of this report. (See "Index to Financial Statements and Schedules" on page F-1.)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

   The Company's Independent Accountants during the two most recent fiscal years have neither resigned, declined to stand for re-election nor been dismissed.

                                 PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
(a)  DIRECTORS.
   The information required by this item is incorporated by reference to the material appearing under the caption "VII - Election of Directors" of the Company's 1996 Proxy Statement.
(b)  EXECUTIVE OFFICERS.
   The names and ages of all executive officers of the Company, as of February 26, 1996, the offices and all other positions with the Company presently held by them, the dates of their first election to those offices and their other positions and business experience during the past five years are listed on the following page.
   There are no family relationships between any of the executive officers of the Company. All officers of the Company are elected each year at the meeting of the Board of Directors of the Company, held after the annual meeting of stockholders, to serve at the pleasure of the Board of Directors of the Company. Mr. Mallender, however, is employed by the Company pursuant to a written employment contract for a term expiring on May 21, 2000. Information regarding Mr. Mallender's contract is incorporated by reference to the material appearing under the caption "IX Executive Compensation - Executive Employment Contracts" of the Company's 1996 Proxy Statement. There are no agreements or understandings between any officer of the Company and any person other than the Company pursuant to which he was selected as an officer of the


                                   III-1

Company. There have been no events under any bankruptcy or insolvency law, no criminal proceedings and no judgments, orders or injunctions relating to securities or commodities activities or business practices material to the evaluation of the ability or integrity of any officer of the Company during the past five years.
















































                                   III-2


            E X E C U T I V E   O F F I C E R S   O F   T H E   R E G I S T R A N T






        Name            Age              Offices                                Business Experience
William H. Mallender    60     Chairman of the Board (1983)     Chairman of the Board (1983) and Chief Executive Officer
                               and Chief Executive Officer      of Registrant (1981);  President of Registrant (1983-1981);
                               (1981), Chairman of the          Executive Vice President of Registrant (1981-1978);
                               Executive Committee (1981)       General Counsel of Registrant (1981-1971); Secretary of
                                                                Registrant (1981-1973); Vice President of Registrant (1978-1971)


Jack C. Crim            65     President (1983) and Chief       President of Registrant (1983); Chief Operating Officer of
                               Operating Officer (1982)         Registrant (1982);  Executive Vice President of Registrant
                                                                1983-1982; President, Townsend Division, Textron, Inc.
                                                                (diversified manufacturer)  (1982-1980); Group Vice President,
                                                                Textron, Inc. (1980-1973)


Mark S. Dickerson       44     Vice President (1993), General   Vice President (1993); Secretary and General Counsel of
                               Counsel and Secretary (1982)     Registrant (1982); Assistant Counsel of Registrant (1982-1978)


Kenneth May             54     Vice President (1993) and        Vice President (1993); Controller of Registrant (1982);
                               Controller (1982)                Assistant Controller of Registrant (1981); Director of Planning
                                                                and Business Analysis for Registrant (1981-1978)


Daniel R. Mullen        54     Vice President (1993) and        Vice President (1993); Treasurer of Registrant (1982);
                               Treasurer (1982)                 Vice President of Finance, Southwest Pipe and Supply Company
                                                                (pump manufacturer) (1982); Treasurer and Chief Financial
                                                                Officer, AMERCO (equipment rental) (1982-1970)

                                                    III-3

(c)  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
   The information required by this item is incorporated by reference to the material appearing under the caption "XV - Compliance With Section 16(a) of the Exchange Act" of the Company's 1996 Proxy Statement.

  ITEM 11.  EXECUTIVE COMPENSATION.
   The information required by this item is incorporated by reference to the material appearing under the captions "IX - Executive Compensation" and "IV - The Board of Directors and its Committees" of the Company's 1996 Proxy Statement.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  MANAGEMENT.
   The information required by this item is incorporated by reference to the material appearing under the captions "VI - Security Ownership of Certain Beneficial Owners" and "VIII - Security Ownership of Management of the Company" of the Company's 1996 Proxy Statement.

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
   The information required by this item is incorporated by reference to the material appearing under the caption "V - Other Relationships and Certain Transactions" of the Company's 1996 Proxy Statement. Also, reference is made to Notes to Consolidated Financial Statements under the caption "Related Parties Transaction" of the Company's financial statements for the year ended December 31, 1995, included in a separate section of this report.




                                   III-4

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

 (b)    REPORTS ON FORM 8-K

   There were no reports on Form 8-K filed for the three months ended December 31, 1995. A Form 8-K was filed with a report date of February 2, 1996, reporting the amendment to the Preferred Share Purchase Rights Agreement originally issued in 1986. The Form 8-K also reported the approval by the Company's Board of Directors of a transaction providing for the immediate conversion of the Company's Series D Cumulative Convertible Preferred Stock into Common Stock.

                                SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TALLEY INDUSTRIES, INC.



                                  By Mark S. Dickerson
February 28, 1996                    Mark S. Dickerson
Phoenix, Arizona                     Vice President and Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


William H. Mallender        Director, Chairman
William H. Mallender          of the Board
                            Principal Executive
                              Officer             February 28,  1996


Jack C. Crim                Director, President
Jack C. Crim                Chief Operating
                              Officer             February 28, 1996


Kenneth May                 Vice President,
Kenneth May                 Controller
                            Principal Accounting
                              Officer             February 28, 1996


Daniel R. Mullen            Vice President,
Daniel R. Mullen            Treasurer
                            Principal Financial
                              Officer             February 28, 1996

                              Director
Neil W. Benson



Paul L. Foster                Director            February 28, 1996
Paul L. Foster



Townsend W. Hoopes            Director            February 28, 1996
Townsend W. Hoopes



Fred Israel                   Director            February 28, 1996
Fred Israel



John D. MacNaughton, Jr.      Director            February 28, 1996
John D. MacNaughton, Jr.



Joseph A. Orlando             Director            February 28, 1996
Joseph A. Orlando



Alex Stamatakis               Director            February 28, 1996
Alex Stamatakis



John W. Stodder               Director            February 28, 1996
John W. Stodder



Donald J. Ulrich              Director            February 28, 1996
Donald J. Ulrich



David Victor                  Director            February 28, 1996
David Victor

                INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


The following documents are filed as part of this report:

                                                            PAGE IN
                                                          THIS REPORT
  (1)  Financial Statements:

       Management's Discussion and Analysis of
         Financial Condition and Results of Operations. . . . F-2
       Consolidated Statement of Operations  - Years ended
         December 31, 1995, 1994 and 1993 . . . . . . . . . . F-14
       Consolidated Balance Sheet - December 31, 1995
         and 1994 . . . . . . . . . . . . . . . . . . . . . . F-15
       Consolidated Statement of Changes in Stockholders'
         Equity - Years ended December 31, 1995,
         1994 and 1993. . . . . . . . . . . . . . . . . . . . F-17
       Consolidated Statement of Cash Flows - Years
         ended December 31, 1995, 1994 and 1993 . . . . . . . F-18
       Notes to Consolidated Financial Statements,
         including Summary of Segment Operations. . . . . . . F-19
       Five Year Summary of Operations. . . . . . . . . . . . F-47
       Report of Independent Accountants. . . . . . . . . . . F-48
       Quarterly Financial Results. . . . . . . . . . . . . . F-49
       Selected Financial Data and Supplemental Data. . . . . F-51
       Stock Market Data. . . . . . . . . . . . . . . . . . . F-52

       Financial Statement Schedules:

         I - Condensed Financial Information of
                Registrant. . . . . . . . . . . . . . . . . . F-55

        II - Valuation and Qualifying Accounts  . . . . . . . F-61

       III - Real Estate and Accumulated Depreciation . . . . F-62

        IV - Mortgage Loans on Real Estate. . . . . . . . . . F-63


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

                        TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations



Introduction

   Revenue and results of operations improved significantly over 1994. General economic improvement and operating efficiencies have benefited the Company's stainless steel production and distribution business, which has been a major factor in the improved financial results. The expanding demand for automotive airbags has increased the Company's airbag royalties. For the year ended December 31, 1995 the Company had net earnings of $18.0 million, an improvement over the net earnings in 1994 of $3.5 million. Earnings in 1995 include a $14.4 million extraordinary gain from the settlement of certain real estate debt for less than book value, and a $7.0 million provision for reserve on realty assets resulting from the decision to sell a property over the short-term in bulk rather than to pursue parcel sales over the next several years.
   Revenues in 1995 were $385.3 million, compared to $327.8 million in 1994. Increases in revenues from the Company's steel operations of $47.9 million were partially offset by decreases in certain defense contract revenues. The reduction in defense contract revenue is primarily associated with the overall reduction in defense spending and the completion of certain contracts.
   The gross profit percentage on sales and services (exclusive of airbag and other royalties) decreased from 24.1% in 1994 to 23.4% in 1995. The decrease is primarily due to completion in 1994 of certain non-recurring high margin defense contracts.
   Revenue for the year ended December 31, 1994 increased $3.6 million when compared with 1993. Net earnings of $3.5 million in 1994 compares with a net loss of $6.5 million in the prior year. The gross profit percentage increased from 23.1% in 1993 to 24.1% in 1994, primarily due to a change in the mix of defense contracts and improvement in stainless steel pricing.

Government Products and Services

   Revenue from the Government Products and Services segment in 1995 decreased $1.5 million or 1% compared with 1994. Operating income decreased $8.0 million or 44%. The decrease in revenue and operating income resulted primarily from the overall reduction in U.S. Defense spending and the completion of certain non-recurring contracts. Decreases were also attributed to certain contract delays.
  U.S. Defense spending has declined over the last several years as part of efforts to refocus national spending and reduce the federal budget deficit. The Company has experienced a reduction in some defense contract revenue and has not been fully excluded from the effects of defense budget cuts. However, management believes that

                        TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations



Government Products and Services, continued

its defense businesses are relatively well-positioned within their respective markets and are focused on products consistent with the current military philosophy, which emphasizes "smart", tactical weapons and lighter, more mobile fighting forces. In addition, management is emphasizing non-military products to lessen the Company's dependency on government contracts.
    Revenue and operating income for the year ended December 31, 1994 decreased by $29.2 million and $6.2 million, respectively, when compared with 1993. The decrease in revenue and operating income resulted primarily from the completion of certain non-recurring contracts and a scheduled pricing reduction under an extended range munitions program.

Airbag Royalty

    Under the terms of an airbag licensing agreement executed in April 1989, the Company has the right to receive royalty payments for a period of twelve years ending April 30, 2001. Revenue from airbag royalties increased from $17.3 million in 1994 to $24.0 million in 1995. The increase is primarily a result of the increasing airbag installation rates. The timing and amount of increases in the airbag royalty stream are dependent on several factors, such as the number of vehicles manufactured or sold in the United States, the timing of U.S. car makers' compliance with legislative mandates and the market shares of the licensee (both foreign and domestic), which are beyond the control of the Company. On June 27, 1995, the Company was awarded $138 million which represents the jury's determination of the present value of the royalties that would otherwise have been paid to the Company through April 2001. This award is being appealed; however, the federal district court has ordered the quarterly payments to continue during the appeal. Discontinuance of quarterly payments for any reason would have an adverse impact on the Company's future earnings. (See also Commitments and Contingencies note to the consolidated financial statements.)
    Royalty income from automotive airbags increased from $9.6 million in 1993 to $17.3 million in 1994.

Industrial Products

    The Industrial Products segment had increased revenue of $54.6 million, or 42%, and increased operating income of $15.2 million in 1995 when compared to 1994. The increase in revenue is primarily related to the increased orders and higher selling prices

                        TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations



Industrial Products, continued

for stainless steel bars and rods and increased demand for ceramic insulator products due to an improved national economy, increased construction activity, a reduction in the number of competitors and improved market share. In early 1995 the U.S. Commerce Department placed anti-dumping tariffs on stainless steel bars imported from certain countries, which the Company believes have aided in the continuance of the positive performance of the steel operations. Sales from the Company's steel operations for the years ended December 31, 1995 and 1994 were $145.8 million and $97.9 million, respectively. Operating income for 1995 and 1994 was $19.7 million and $6.7 million, respectively.
    In 1994, revenue and operating income for this segment increased $21.7 million and $5.0 million, respectively, when compared to 1993. The increases were due primarily to the improved demand for stainless steel bars and rods. Operating results also increased due to rising prices in stainless steel bars and rods and due to cost reduction efforts at the Company's steel and ceramic insulator operations.

Specialty Products

    The Specialty Products segment had increased revenue and a slight increase in operating income in 1995 when compared to 1994 of $2.7 million and $.3 million, respectively. The acquisition of a manufacturer of metal buttons in mid 1994 was the primary reason for the sales improvement over the 1994 results, in spite of sluggish demand for certain other consumer products.
    Revenue in 1994 increased $2.4 million, while operating income decreased slightly by $.1 million over 1993. The increase in revenue resulted from the mid-year acquisition of the manufacturer of metal buttons.

Realty

    In 1993, the Company initiated a plan for the orderly disposition of all its remaining real estate assets. Sales in the Realty segment were $2.2 million in 1995, $7.2 million in 1994 and $6.1 million in 1993. The operating loss increased from $3.7 million in 1994 to $11.4 million in 1995 due primarily to a $7.0 million provision for reserve on realty assets resulting from the decision to sell a property over the short-term in bulk rather than pursue parcel sales over the next several years. The operating loss in 1993 was $4.4 million.

                        TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations



Realty, continued

    On March 28, 1994, a fully consolidated real estate joint venture, in which the Company had a $29.2 million interest, instituted Chapter 11 proceedings in the United States Bankruptcy Court for the District of Arizona. At the same time the joint venture filed a proposed plan of reorganization that would provide for the conversion of substantially all outstanding debt of the joint venture into equity in a new company to be formed to continue the project. On April 28, 1995 the Court approved the plan, subject to the consummation of certain settlement agreements with several creditors of the joint venture. These conditions were satisfied and the plan became effective on July 18, 1995. A subsidiary of the Company, pursuant to the provisions of the plan, now owns approximately 90% of the equity of the new company.
    The valuation of the real estate assets of the above-mentioned joint venture is premised upon the future sale of the property following the completion of planned improvements. While the venture will continue to try to sell this property in its current condition, the Company believes that a sale is not likely unless the joint venture is able to obtain additional financing to perfect and maintain the development entitlements and to construct the necessary infrastructure and other improvements to obtain salable development tracts and lots. If the Company is unable to sell the property in its current condition and is also unable to obtain development financing, the Company could incur a loss of substantially all of its investment in the project.
    The estimated net realizable value for each Realty property equals or exceeds its book value. It is currently the Company's intention to dispose of these properties in an orderly process over time. Accordingly, the lower of historical cost or estimated net realizable value is the appropriate carrying value for properties under generally accepted accounting principles. If, however, the Company were to change its intention and any of these properties were sold in bulk at market values, the Company could incur a material loss. Additionally, if market conditions deteriorate further or continue to remain depressed for an extended period of time (and as a result the sales do not occur as estimated in the net realizable value analyses), the Company may incur material losses.

Other Matters

    In 1995, other income, net of other expenses was a net expense of $3.6 million, compared to $3.0 million in 1994 and 1993. The
Company's other expenses are expenses primarily incurred in

                        TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations



Other Matters, continued

connection with holding and developing real estate properties totaling $3.6 million in 1995, $3.6 million in 1994 and $4.0 million in 1993. These expenses have been included in the Realty segment operating results. Interest income, which is one of the major other components of other income, and is related to the balance in notes receivable and short-term investments, was $.6 million in 1995, $.5 million in 1994 and $.6 million in 1993. Corporate overhead was $15.5 million in 1995, $17.2 million in 1994 and $14.8 million in 1993. The amounts are above normal levels due to litigation costs in 1995 of approximately $5.0 million and in 1994 of approximately $6.0 million related to resolution of claims in connection with airbag royalties being received from the licensee, and the inclusion in 1993 of certain period costs associated with the Company's refinancing efforts in that year. On January 26, 1996, the federal district court awarded the Company $7.1 million in attorney fees and expenses incurred in its litigation with the licensee (see Commitments and Contingencies note to the Consolidated Financial Statements). The Company anticipates that the licensee will appeal the award.
    Due to an unrecognized federal tax carryforward benefit, primarily the result of losses in the Company's Realty segment, the Company has had no federal tax provision in 1995, 1994 and 1993. The income tax provision for 1995 was $3.4 million compared to a net tax benefit of $4.3 million in 1994. The tax benefit in 1994 is primarily the result of favorable state tax legislation in the State of Arizona, which resulted in a $5.6 million reversal of state income taxes previously accrued. This benefit is partially offset by other state tax provisions.
    The Company's backlog was approximately $503.3 million as of December 31, 1995 and $130.9 million as of December 31, 1994. Approximately 27.9% of the backlog as of December 31, 1995 is expected to result in revenue during 1996, with the remaining 72.1% expected to result in revenue during subsequent periods. The backlog amounts as presented herein are composed of funded and unfunded components. The government funded components and firm industrial contracts at December 31, 1995 and 1994 totaled $133.5 million and $130.9 million, respectively.
    The term "funded" used herein refers to the aggregate revenue remaining to be earned at a given time under (i) contracts held by the Company (excluding renewals or extensions thereof, which are at the discretion of the customer) to the extent of the funded (i.e., appropriated by Congress and allotted to the contract by the procuring Government agency) amounts thereunder, and (ii) "task orders" or "delivery orders" issued to the Company under contracts which provide that the customer is obligated to pay only for

                        TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations



Other Matters, continued

services rendered pursuant to specific funded task orders and is not obligated to issue additional task orders or to pay the estimated total contract price. The term "unfunded" used herein refers to the portion of the Company's total backlog that represents the excess of the stated value of the Company's executed contracts over the amounts funded by the customer for such contracts including unexercised options.
    Substantially all operations of the Company are located within the United States. The Company operates a steel distribution system in Canada which had sales in 1995 of $15.6 million or 4% of consolidated revenue and earnings before income taxes of $2.4 million.
    Foreign exchange gains and losses for each of the last three years have not been material. The general lack of inflationary pressures in areas where the Company and its subsidiaries operate also limited the impact of changing prices on the Company's sales and income from operations for the three years ended December 31, 1995.

Recently Issued Accounting Pronouncements

    In October 1994 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" effective for the Company at December 31, 1994. The Company does not presently have nor has it had any derivative type instruments since mid-1993 when a single interest rate swap agreement was terminated as described in the notes to the financial statements.
    In late March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which is effective for fiscal years beginning after December 15, 1995. The application of this Statement will require the Company to carry real estate projects that are substantially complete and ready for their intended use at the lower of cost or fair value, less cost to sell. If the sum of the expected future net cash flow (undiscounted and without interest charges) is less than the carrying amount of projects that are not substantially complete and ready for their intended use, an impairment loss would be recognized. The Company, consistent with existing generally accepted accounting principles, currently states the majority of its land and land under development at the lower of cost or net realizable value. The effect of implementing this new accounting pronouncement has not yet been quantified.

                        TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations



Recently Issued Accounting Pronouncements, continued

    In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," which is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company has employee incentive arrangements wherein employees receive shares of stock. When this pronouncement becomes effective, the Company will be required to account for such transactions under the "fair value" based method or the "intrinsic value" based method. Under the "fair value" based method, compensation cost is measured at the grant date, based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the "intrinsic value" based method, (present accounting), compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date, over the amount an employee must pay to acquire the stock. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividend on it, and the risk-free interest rate over the expected life of the option. Certain pro-forma disclosures are required when a Company uses the "intrinsic value" based method instead of the "fair value" based method.
    Other pronouncements issued by the Financial Accounting Standards Board with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.

Litigation

    On June 27, 1995, the federal district court for the District of Arizona entered judgment against TRW Inc. in favor of the Company in TRW Inc. vs. Talley Industries, Inc. et al. The court dismissed all claims asserted by TRW against the Company while the jury reached a verdict in favor of the Company on its counterclaims against TRW, awarding the Company a total of $138 million. The award (which is in addition to (i) royalty payments of $24.4 million paid prior to the judgment and during the pendency of this action pursuant to a preliminary injunction order, and (ii) the court's January 26, 1996 award of $7.1 million for attorneys' fees and recoverable costs relating to this litigation) represents the jury's determination of the present value of the royalties that would otherwise have been paid to the Company by TRW for the period from April 1995 through April 2001.

                        TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations



Litigation, continued

    The litigation in which this judgment was entered arose out of the Asset Purchase Agreement dated February 4, 1989 and the License Agreement dated April 21, 1989, between TRW and the Company pursuant to which TRW acquired the Company's airbag business. The court dismissed TRW's claims that the Company had breached a non-compete provision contained in the Asset Purchase Agreement, thereby entitling TRW to terminate airbag royalty payments to the Company under the License Agreement (which it purported to do in February 1994) and obtain a paid-up license to use the Company's airbag technology. The jury found in fact that TRW had improperly terminated and repudiated the License Agreement. TRW has filed an appeal of the judgment to the Ninth Circuit Court of Appeals, on which oral argument was heard on February 14, 1996. The Company anticipates that TRW will also appeal the district court's award of attorneys' fees and expenses.
    On July 26, 1995 the district court granted a stay of enforcement of the judgment pending appeal upon the posting by TRW of a $175 million bond and the continuation of quarterly payments to the Company in the amount of royalties that otherwise would be due under the License Agreement. Upon affirmation of the judgment on appeal, TRW would be required to pay the judgment plus interest (which the court ruled will accrue from June 27, 1995 at the rate specified by the 1989 License Agreement - i.e., prime plus five percent), offset by the continued quarterly payments made in the interim as ordered by the court. TRW has sought and the Court of Appeals has denied emergency review of the district court's order requiring the continued quarterly payments pending appeal. The denial of emergency relief by the Court of Appeals is without prejudice to TRW's appeal from the district court's order.
    Certain other claims asserted by TRW and the Company against each other are the subject of a separate action which remains pending. In that action, TRW has challenged certain representations by the Company that the airbag manufacturing plant sold to TRW by the Company in 1989 met applicable government requirements, and that the associated real estate was sufficient to permit construction of certain additional facilities. The Company's claims against TRW include claims that TRW failed to properly exploit the license granted to TRW by the Company in 1989 and denied the Company certain contractually provided audit rights. It is currently anticipated that these remaining claims will come to trial early in the spring of 1996. Management anticipates that the above-described claims will be resolved without any material adverse impact on the results of operations or financial position of the Company.

                        TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations



Litigation, continued

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

Environmental

    A subsidiary of the Company has been named as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act in connection with the remediation of the Beacon Heights Landfill in Beacon Falls, Connecticut and the Laurel Park Landfill in Naugatuck, Connecticut. Management's review indicates that the Company sent ordinary rubbish and off-specification plastic parts to these landfills and did not send any hazardous wastes to either site.
    Two coalitions of potentially responsible parties have entered into consent decrees with the Environmental Protection Agency to remediate these sites. Each coalition has in turn brought an action against other potentially responsible parties, including a subsidiary of the Company, to contribute to the cleanup costs. In October 1995, the Company settled the Laurel Park matter, including a payment by the Company that was not material to the results of operations of the Company. The federal court hearing the case has dismissed claims brought against the subsidiary by the Beacon Heights coalition. However, the coalition has indicated that it intends to appeal the court's ruling. Based upon management's review and the status of the proceedings, with respect to the

                        TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations



Environmental, continued

Beacon Heights matter, management believes that any reasonably anticipated losses from this claim will not result in a material adverse impact on the results of operations or the financial position of the Company.
    A subsidiary of the Company is conducting an investigation of alleged groundwater contamination at a facility in Athens, Georgia, in cooperation with the current owner of the site. The site was owned by the subsidiary until March 1988. The Georgia Environmental Protection Division made a determination in 1995 that the site should be listed on its Hazardous Site Inventory. No lawsuit or administrative enforcement proceedings have been initiated in this matter. Based on remediation estimates received, management believes that any reasonably anticipated losses from the alleged contamination will not result in a material adverse impact on the results of operations or the financial position of the Company.

Liquidity and Capital Resources

    The Company, in October 1993, completed a major refinancing
program.   This refinancing program included an offering of $185.0
million of debt securities, consisting of $70.0 million gross proceeds of Senior Discount Debentures due 2005, issued by the Company to yield 12.25% and $115.0 million of Senior Notes due 2003, with an interest rate of 10.75%, issued by Talley Manufacturing and Technology, Inc. ("Talley Manufacturing"). Talley Manufacturing, a wholly owned subsidiary of the Company, owns all of the Company's subsidiaries, except the subsidiaries holding the Company's real estate operations. In connection with this refinancing, Talley Manufacturing obtained a $60.0 million secured credit facility with institutional lenders. At December 31, 1995 availability under the facility, based on inventory and receivable levels, and certain plant and equipment, was approximately $48.0 million, of which $25.0 million was borrowed.
    The proceeds from the offering and the initial borrowings under the secured credit facility were used to repay substantially all of the Company's previously outstanding non-real estate related debt. The Company anticipates that the new capital structure will support the long-term growth of the Company's core businesses and permit the implementation of its strategy to use proceeds received from the increasing airbag royalties and from the orderly sale of the assets of its real estate operations to reduce its total indebtedness.

                        TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations



Liquidity and Capital Resources, continued

    As a holding company with no significant operating or income-producing assets beyond its stock interest in Talley Manufacturing and the subsidiaries holding its real estate operations, the Company will be dependent primarily upon distributions from those subsidiaries in order to meet its debt service and other obligations. The Company will be entitled to receive certain distributions from Talley Manufacturing (absent certain defaults under Talley Manufacturing's indebtedness) for a period of five years, to be used to fund certain carrying and other costs associated with the orderly disposition of the Company's real estate assets. The Company will be required to use certain funds received from Talley Manufacturing and certain funds from real estate sales to make offers to redeem certain indebtedness of the Company. During the first half of 1996 the Company will be required to make an offer to redeem a portion of its 12.25% Senior Discount Debentures. The dollar amount of such redemption will be computed based on the provisions of the Company's indentures and loan agreement, which amount is estimated to be approximately $10 to $15 million, and is expected to be available under present credit facilities.
    The cash available to the Company is required to be used for the specific purposes noted, and because certain debt covenants limit the Company's ability to incur additional indebtedness, the Company will be dependent upon the payment of dividends from Talley Manufacturing (which payments will generally be limited by debt covenants of Talley Manufacturing) and to future sales of equity securities as its primary sources of discretionary liquidity. To the extent such sources do not provide adequate funds, the Company may be unable to fund expected costs and improvements associated with its real estate holdings or to make cash interest payments on its outstanding indebtedness when required. Nevertheless, and particularly in light of the absence of requirements for the Company to make cash payments of interest on outstanding indebtedness until April 15, 1999, the Company believes funds will be available in sufficient amounts, and at the required times, to permit the Company to meet its obligations.
    At December 31, 1995, the Company had $10.5 million in cash and cash equivalents and $95.4 million in working capital. During 1995 the Company generated $14.5 million of cash flow from operating activities. This amount reflects cash generated from earnings and a reduction of realty assets, offset in part by cash used due to an increase in accounts receivable of $13.4 million, and a decrease in accounts payable and accrued expenses totaling $3.8 million. Since the Company is engaged in government

                        TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations



Liquidity and Capital Resources, continued

contracting activities, the amount of receivables may fluctuate based on the timing of contract shipments and collections on such contracts. Accordingly, the balances of receivables at the end of 1995, 1994 and 1993 reflect this fluctuation. The increase in receivables in 1995 also reflects the impact of a significant increase in sales and related working capital increases from the
Company's steel operations.   The Company used $7.4 million of cash
for investing activities during 1995, which consisted primarily of $8.9 million in purchases of property and equipment, $.8 million proceeds from sale of property and equipment and $1.0 million net reduction of long term receivables. Cash used in financing activities of $9.6 million reflects a reduction in debt from cash generated from operations. Borrowings and pay downs under revolving credit facilities are also included in financing activities.
    The Company has not made any dividend payments on its preferred and common stock since the first quarter of 1991, and the ability to pay dividends in the future is limited by the provisions of the Company's debt agreements. Dividends in arrears on preferred shares totaled $10.3 million at December 31, 1995.
    On February 2, 1996 the Company's Board of Directors approved a transaction providing for the immediate conversion of all of the Company's Series D Preferred stock (120,293 shares, convertible under the original terms on a 10 to 1 basis) into 1,905,849 shares of Talley Common Stock. The conversion automatically extinguishes all unpaid dividends on that stock totaling approximately $2.6 million as of December 31, 1995. The transaction will not impact the net earnings of the Company in 1996, but "earnings applicable to common shares (after deduction of preferred stock dividends)", as supplementally disclosed by the Company, and the "earnings per share of common stock and common equivalent share" will be reduced. The excess of the fair value of the common shares transferred in the transaction by the Company to the single shareholder over the fair value of the common shares issuable pursuant to the original conversion terms will be subtracted from net earnings in the calculations of net earnings available to common shareholders and earnings per share.

                                   TALLEY INDUSTRIES, INC. AND SUBSIDIARIES


Consolidated Statement of Operations




Years Ended December 31,                                 1995          1994          1993
                                                 ------------  ------------  ------------
Sales                                            $301,296,000  $249,201,000  $250,062,000
Services                                           58,821,000    59,989,000    63,270,000
Royalties                                          25,169,000    18,570,000    10,868,000
                                                 ------------  ------------  ------------
                                                  385,286,000   327,760,000   324,200,000
                                                 ------------  ------------  ------------

Cost of sales                                     224,236,000   182,415,000   185,900,000
Cost of services                                   51,485,000    52,314,000    54,927,000
Selling, general and administrative
  expenses                                         63,297,000    62,763,000    57,877,000
Provision for reserve on realty assets              7,000,000             -             -
                                                 ------------  ------------  ------------
                                                  346,018,000   297,492,000   298,704,000
                                                 ------------  ------------  ------------
Earnings from operations                           39,268,000    30,268,000    25,496,000

Other income (expense), net                        (3,629,000)   (2,978,000)   (2,978,000)
                                                 ------------  ------------  ------------
                                                   35,639,000    27,290,000    22,518,000
                                                 ------------  ------------  ------------

Interest expense                                   28,666,000    28,089,000    25,744,000
                                                 ------------  ------------  ------------
Earnings (loss) before income taxes and
  extraordinary gains (loss)                        6,973,000      (799,000)   (3,226,000)

Income tax provision (benefit)                      3,418,000    (4,305,000)    2,768,000
                                                 ------------  ------------  ------------
Earnings (loss) before extraordinary
  gains (loss)                                      3,555,000     3,506,000    (5,994,000)
Extraordinary gains (loss), net of
 income taxes                                      14,409,000             -      (504,000)
                                                 ------------  ------------  ------------
Net earnings (loss)                              $ 17,964,000  $  3,506,000  $ (6,498,000)
                                                 ============  ============  ============
Earnings (loss) applicable to
  common shares (after deduction of
  preferred stock dividends)                     $ 15,801,000  $  1,339,000  $ (8,665,000)
                                                 ============  ============  ============
Earnings (loss) per share of common
  stock and common stock equivalents:
    Before extraordinary gains (loss)            $        .25  $        .13  $       (.85)
    Extraordinary gains (loss)                           1.03             -          (.05)
                                                 ------------  ------------  ------------
Net earnings (loss)                              $       1.28  $        .13  $       (.90)
                                                 ============  ============  ============
Weighted average shares outstanding                14,001,000    10,412,000     9,676,000
                                                 ============  ============  ============



The accompanying notes are an integral part of the financial statements.

                                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES




Consolidated Balance Sheet




December 31,                              1995           1994
                                  ------------   ------------
Assets

Cash and cash equivalents         $ 10,475,000   $ 13,002,000

Accounts receivable, net of
  allowance for doubtful accounts
  of $1,275,000 in 1995 and
  $994,000 in 1994                  69,453,000     55,257,000

Inventories                         67,191,000     66,069,000

Deferred income taxes                1,200,000        800,000

Prepaid expenses                     8,296,000       7,895,000
                                  ------------   -------------
  Total current assets             156,615,000    143,023,000


Realty assets                      104,964,000    110,899,000

Long-term receivables, net          10,113,000     13,277,000

Property, plant and equipment,
 at cost, net of accumulated
 depreciation of $92,395,000
 in 1995 and $87,969,000 in 1994    48,760,000     46,353,000

Intangibles, at cost, net of
  accumulated amortization of
  $16,985,000 in 1995 and
  $15,376,000 in 1994               43,969,000     46,288,000

Deferred charges and other assets    8,178,000     10,063,000
                                  ------------   ------------

  Total assets                    $372,599,000   $369,903,000
                                  ============   ============

December 31,                                  1995          1994
                                      ------------  ------------
Liabilities and Stockholders' Equity

Current maturities of long-term debt  $  3,734,000  $  3,549,000
Current maturities of realty debt        2,155,000    19,575,000
Accounts payable                        22,473,000    25,974,000
Accrued expenses                        32,851,000    39,696,000
  Total current liabilities             61,213,000    88,794,000
                                      ------------  ------------

Long-term debt                         227,736,000   220,447,000
Long-term realty debt                    7,980,000     5,564,000
Deferred income taxes                    7,437,000     6,655,000
Other liabilities                        9,899,000     8,277,000
Commitments and contingencies                    -             -
Stockholders' equity:
  Preferred stock, $1 par value,
    authorized 5,000,000;
    shares issued:
      67,000 shares of Series A
      (71,000 in 1994) ($1,677,000
      involuntary liquidation
      preference)                           67,000        71,000
      1,548,000 shares of Series B
      (1,548,000 in 1994)
      ($30,964,000 involuntary
      liquidation preference)            1,548,000     1,548,000
      120,000 shares of Series D
      (120,000 in 1994) ($18,044,000
      involuntary liquidation
      preference)                          120,000       120,000
  Common stock, $1 par value,
    authorized 20,000,000;
    shares issued:
      10,053,000 shares (10,047,000
      in 1994)                          10,053,000    10,047,000
  Capital in excess of par value        86,035,000    86,026,000
  Foreign currency translation
    adjustments                           (530,000)     (723,000)
  Accumulated deficit                  (38,959,000)  (56,923,000)
                                      ------------  ------------
  Total stockholders' equity            58,334,000    40,166,000
                                      ------------  ------------
  Total liabilities and stockholders'
    equity                            $372,599,000  $369,903,000
                                      ============  ============




The accompanying notes are an integral part of the financial statements.


                                                            TALLEY INDUSTRIES, INC. AND SUBSIDIARIES




Consolidated Statement of Changes in Stockholders' Equity


                                                                                Capital in                 Retained
                                       Preferred Stock               Common      Excess of   Treasury      Earnings
                                Series A   Series B    Series D      Stock       Par Value     Stock       (Deficit)
                                --------  ----------   --------   -----------   -----------   --------    ------------
Balance at December 31, 1992    $71,000   $1,548,000   $120,000   $ 9,519,000   $83,537,000   $   -0-     $(53,931,000)
  Net loss                                                                                                  (6,498,000)
  Stock grants                                                        141,000       403,000
  Stock issued                                                        387,000     1,308,000
  Treasury stock acquired                                                                      (528,000)
  Treasury stock issued                                                                          57,000
  Decrease in guaranteed debt
    of ESOP                                                                         778,000
                                -------   ----------   --------   -----------   -----------   ---------   ------------
Balance at December 31, 1993     71,000    1,548,000    120,000    10,047,000    86,026,000    (471,000)   (60,429,000)
  Net earnings                                                                                               3,506,000
  Treasury stock issued                                                                         471,000
                                -------   ----------   --------   -----------   -----------   ---------

Balance at December 31, 1994     71,000    1,548,000    120,000    10,047,000    86,026,000       -0-      (56,923,000)
  Conversion to Common stock     (4,000)                                4,000
  Exercised stock options                                               2,000         9,000
  Net earnings                                                                                              17,964,000
                                -------   ----------   --------   -----------   -----------   ---------   ------------

Balance at December 31, 1995    $67,000   $1,548,000   $120,000   $10,053,000   $86,035,000   $   -0-     $(38,959,000)
                                =======   ==========   ========   ===========   ===========   =========   ============



The accompanying notes are an integral part of the financial statements.


                                           TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows



Years Ended December 31,                                      1995            1994           1993
                                                      ------------    ------------   ------------
Cash and cash equivalents at beginning of year        $ 13,002,000    $ 12,194,000   $ 10,168,000
Cash flows from operating activities:
  Net earnings (loss)                                   17,964,000       3,506,000     (6,498,000)
  Adjustments to reconcile net income to cash
    flows from operating activities:
      Extraordinary items                              (14,409,000)              -        504,000
      Change in deferred income taxes                      382,000      (5,565,000)     1,780,000
      Depreciation and amortization                      8,443,000       9,557,000     10,085,000
      Gain on sale of property and equipment               (62,000)       (173,000)      (191,000)
      Loss due to transfer of realty assets                      -               -      1,166,000
      Loss on termination of interest rate
        swap agreement                                           -               -     (1,670,000)
      Original discount amortization                    10,187,000       9,024,000              -
      Provision reserve for realty assets                7,000,000               -              -
      Other                                                 (7,000)      4,801,000      5,279,000
  Changes in assets and liabilities, net of
    effects of acquisitions and
    divestitures:
      (Increase) decrease in accounts receivable       (13,379,000)      2,935,000     (8,584,000)
      (Increase) decrease in inventories                (1,122,000)        (93,000)     1,176,000
      (Increase) decrease in prepaid expenses             (401,000)      1,769,000     (1,899,000)
      Decrease in realty assets                          5,947,000       6,036,000      5,317,000
      Increase in other assets                            (240,000)       (587,000)   (10,772,000)
      Increase (decrease) in accounts payable           (3,501,000)      2,353,000      3,915,000
      Increase (decrease) in accrued expenses             (277,000)     (1,154,000)     5,498,000
      Decrease in other liabilities                     (1,714,000)       (722,000)    (1,056,000)
      Other, net                                          (314,000)        471,000       (201,000)
                                                      ------------    ------------   ------------
          Cash flows from operating activities          14,497,000      32,158,000      3,849,000
Cash flows from investing activities:
      Purchase of assets of acquired business             (287,000)     (5,688,000)             -
      Proceeds from sale of subsidiary                           -               -      2,756,000
      Purchases of property and equipment               (8,931,000)     (3,932,000)    (5,347,000)
      Reduction of long-term receivables                 1,020,000         237,000      2,140,000
      New long-term receivables                                  -        (551,000)      (388,000)
      Proceeds from sale of property and
        equipment                                          772,000         302,000        291,000
                                                      ------------    ------------   ------------
          Cash flows from investing activities          (7,426,000)     (9,632,000)      (548,000)
Cash flows from financing activities:
      Exercise of stock options                             11,000               -              -
      Repayment of long-term debt                     (494,576,000)   (402,127,000)  (390,660,000)
      Repayment of realty debt                          (6,593,000)     (2,145,000)    (5,543,000)
      Proceeds from new long-term debt                 491,560,000     382,554,000    394,928,000
                                                      ------------    ------------   ------------
          Cash flows from financing activities          (9,598,000)    (21,718,000)    (1,275,000)
Net increase (decrease) in cash and cash
  equivalents                                           (2,527,000)        808,000      2,026,000
                                                      ------------    ------------   ------------
Total cash and cash equivalents at end of year        $ 10,475,000    $ 13,002,000   $ 12,194,000
                                                      ============    ============   ============



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

Nature of Operations:

   Talley Industries, Inc. is a diversified manufacturer of a wide range of proprietary and other specialized products for defense, industrial and commercial applications. Through its Government Products and Services segment, the Company manufactures an extensive array of propellant devices and electronic components for defense systems and commercial applications and provides naval architectural and marine engineering services. The vast majority of the Government Products and Services are for U.S. Defense and are smaller components of larger units and systems that are generally designed to enhance safety or improve performance. The Company participates in the expanding market for automotive airbags through a royalty agreement and is currently developing new airbag technologies. The Company's Industrial Products segment manufactures and distributes stainless steel rods and bars and other stainless steel products, high-voltage ceramic insulators used in power transmission and distribution systems, and specialized welding equipment and systems. The Company's Specialty Products segment manufactures and sells aerosol insecticides, air fresheners and sanitizers, and custom designed metal buttons. The Company is also engaged in the orderly sale and disposition of the assets of its real estate operations. Substantially all of the Company's facilities are located in and provide sales and services to the United States and Canada.

Accounting Estimates:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

Cash and Cash Equivalents:

   The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Notes to Consolidated Financial Statements

Cash and Cash Equivalents, (continued):

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

Realty Assets:

   Realty assets consist of those parcels and developments which are expected to be sold within the operating cycle of the Realty segment. Historically, the operating cycle of the Realty segment has been three to five years. Realty assets are stated at the lower of historical cost or estimated net realizable value and include land held for sale together with related development and carrying costs (interest and property taxes during development), and equity investments in realty joint ventures. For financial reporting purposes, realty assets must be carried at the lower of historical cost or estimated net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less estimated costs of completion (to the stage of completion assumed in determining the selling price), holding and disposal. Net realizable value differs from market value in that, among other things, market value is based on the price obtainable in a bulk cash sale at the present time, considers a potential purchaser's requirement for future profit and discounts the timing of expected cash receipts at a market rate of interest, whereas net realizable value is the price obtainable in the future for individual properties as improved, net of disposal costs, without provision for future profit and without discounting future cash receipts to present value. The Company accounts for and reports the value of foreclosed realty assets at fair value less the estimated costs to sell the assets.
   The Company annually completes a formal review of its real estate properties. In connection with these reviews, values of substantially all properties are established by independent appraisal firms. In establishing values, the appraisers consider comparable sales, absorption rates, area economic conditions, improvement costs and income potential, among other factors. When discounting is appropriate, risk weighted interest rates are used as determined by the appraisers. The estimated net realizable value for each property equals or exceeds its book value. It is currently the Company's intention to dispose of these properties in

Notes to Consolidated Financial Statements

Realty Assets, (continued):

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements


Inventories

Inventories are summarized as follows:

(balances in thousands)                         1995         1994
                                             -------      -------
Raw material and supplies                    $11,878      $11,757
Work-in-process                               11,222       11,733
Finished goods                                28,955       24,616
Inventories substantially applicable to
  fixed-price government contracts in
  process, reduced by progress payments
  of $5,870,000 and $8,273,000 in 1995
  and 1994, respectively                      15,136       17,963
                                             -------      -------
                                             $67,191      $66,069
                                             =======      =======
Realty Assets

   The Company has adopted a plan to divest itself of realty assets which is expected to be accomplished over several years. Realty assets at December 31, 1995 of $104,964,000 are primarily unimproved commercial, industrial and mixed use properties.
   In reference to the Company's consolidated cash flow in 1995, non-cash Realty asset transactions included an increase in Realty assets of $4,038,000 and an increase in Realty debt of $3,649,000 upon the consolidation of a previously unconsolidated joint venture. Non-cash Realty items also included reductions of $7,600,000 in Realty assets at December 31, 1995. In 1994, non-cash Realty asset transactions included a decrease in both Realty assets and Realty debt in the amount of $934,000. In 1993, non-cash Realty asset transactions included an increase in Realty assets and an increase in Realty debt and accrued expenses in the amount of $19,128,000 upon the consolidation of a previously unconsolidated joint venture. Non-cash Realty items also included reductions of $4,677,000 due to forfeitures of properties and other transactions. The value of foreclosed assets at December 31, 1995 and 1994 were $29,773,000 and $31,932,000, respectively.

Long-Term Receivables

   Long-term receivables consist of the following:

(balances in thousands)                        1995         1994
                                           --------     --------
Notes receivable, including accrued
  interest and income tax refunds          $ 10,584     $ 13,516
Amounts due within one year, included
  in accounts receivable                       (471)        (239)
                                           --------     --------
                                           $ 10,113     $ 13,277
                                           ========     ========

     Long-term receivables include income tax receivables of $5,975,000, which must be approved by the Congressional Joint

Notes to Consolidated Financial Statements

Committee on Taxation before payment will be received, and accordingly are classified as non-current. The remaining notes range in length from one to fifteen years and bear interest at December 31, 1995 at rates ranging from 8% to 10%. Payment terms vary by note, but generally require monthly, quarterly or annual
interest and principal payments.   The  notes  receivable  balance
is net of reserves of $1,260,000 and $2,358,000 at December 31, 1995 and 1994, respectively.

Property, Plant and Equipment

     Property, plant and equipment, is summarized as follows:

(balances in thousands)                        1995         1994
                                           --------     --------
Machinery and equipment                    $107,576     $100,383
Buildings and improvements                   30,791       31,224
Land                                          2,788        2,715
                                           --------     --------
                                           $141,155     $134,322
                                           ========     ========

     Depreciation of property, plant and equipment was $6,834,000, $7,735,000, and $8,286,000 for the years ended December 31, 1995,
1994 and 1993, respectively. During the first quarter of 1995, the Company completed a review of the fixed asset lives at its stainless steel production facility. The Company determined that as a result of actions taken to increase its preventive maintenance and programs initiated with its suppliers to increase the quality of their products, actual lives for certain asset categories were generally longer than the useful lives used for depreciation purposes. Therefore, the Company extended the estimated useful lives of certain categories of plant and equipment at its stainless steel production facility, effective January 1, 1995. The effect of this change in estimated useful lives reduced depreciation expense for 1995 by approximately $1,602,000, and accordingly increased earnings before income taxes and extraordinary gain by the same amount.

Long-Term Debt
     Long-term debt consists of the following:

(balances in thousands)                        1995          1994
                                           --------      --------
10-3/4% Senior Notes, due 2003             $115,000      $115,000
12-1/4% Senior Discount Debentures,
  due 2005 (face amount $126,555,000)        90,878        80,691
Notes, interest based on prime or
  other variable market rates, due 1998      14,341        17,949
Revolving credit facilities                  10,579         9,377
Capitalized leases and other                    672           979
                                           --------      --------
                                            231,470       223,996
Less current maturities                       3,734         3,549
                                           --------      --------
Long-term debt                             $227,736      $220,447
                                           ========      ========

Notes to Consolidated Financial Statements

     On October 22, 1993 the Company completed a major debt refinancing program. The Company received gross proceeds of $70,000,000 from the issuance of Senior Discount Debentures, due 2005, which were issued to yield 12.25% (face amount of $126,555,000). In addition, Talley Manufacturing and Technology, Inc., ("Talley Manufacturing") a wholly owned subsidiary of the Company, which owns all of the Company's subsidiaries (except for the subsidiaries holding the Company's real estate operations), issued $115,000,000 of Senior Notes, due 2003, with an interest rate of 10.75%. Talley Manufacturing also completed a $60,000,000 secured credit facility with two institutional lenders. The gross proceeds of the public offerings, plus an initial borrowing under the secured credit facility, after payment of underwriting and other fees and expenses associated with these financings, were used to repay substantially all of the Company's previously outstanding non-real estate related debt.
     The indentures for the Senior Notes and the Senior Discount Debentures and the loan agreement relating to the secured credit facility contain covenants requiring specified fixed charge coverage ratios, working capital levels, capital expenditure limits, net worth levels, cash flow levels and certain other restrictions including limitations on dividends and other payments and incurrence of debt. As a holding company with no significant operating or income-producing assets beyond its stock interests in Talley Manufacturing and the subsidiaries holding its real estate operations, the Company is dependent primarily upon distributions from these subsidiaries to meet its debt service and other obligations. Payments from the subsidiaries are generally limited by the debt covenants of Talley Manufacturing.
     Substantially all of the receivables, inventory and property, plant and equipment of Talley Manufacturing and its subsidiaries are pledged as collateral in connection with the secured credit facility. In addition, the subsidiaries of Talley Manufacturing have guaranteed Talley Manufacturing's obligations under the Senior Notes and the secured credit facility and the Company has guaranteed the Senior Notes on a subordinated basis. The capital stock of Talley Manufacturing has been pledged by the Company to secure the Senior Discount Debentures.
     The Senior Notes mature on October 15, 2003 and Talley Manufacturing is required to make mandatory sinking fund payments of $11,500,000 on October 15, in each of 2000, 2001 and 2002.
Interest is payable semi-annually, having commenced April 15, 1994. The Senior Discount Debentures mature on October 15, 2005. No interest on the Discount Debentures will be payable until April 15, 1999, when interest will be payable semi-annually on April 15 and October 15 of each year. In the event that certain financial and other conditions are satisfied, the Discount Debentures require prepayments based on defined levels of airbag royalties received and proceeds from real estate sales.

Notes to Consolidated Financial Statements

     The secured credit facility consists of a five year revolving credit facility of up to $40,000,000 and a five year $20,000,000
term loan facility.   At December 31, 1995 availability under the
facility, based on inventory and receivable levels and certain plant and equipment, was approximately $48,000,000, of which approximately $25,000,000 was borrowed. Upon the occurrence of certain specified events at any time following the third anniversary of the facility, the agent thereunder may elect to terminate the facility. The five-year term facility requires monthly amortization payments based on a seven year amortization schedule, with the balance due upon expiration in October 1998.
The credit facility interest rate is prime plus one percent or LIBOR plus 3-1/4%, with an additional fee of one-quarter of one percent on unused amounts under the revolving facility.
     Aggregate maturities of long-term debt for the years ending December 31, 1996 through December 31, 2000, are $3,734,000, $3,094,000, $18,764,000, $0 and $11,500,000, respectively. Cash payments for total interest, net of amounts capitalized, during 1995, 1994 and 1993 were $16,132,000, $16,758,000 and $21,675,000, respectively. Accrued interest expense at December 31, 1995, 1994 and 1993 was $3,626,000, $11,855,000 and $10,999,000, respectively.
Deferred debt issue costs at December 31, 1995, 1994 and 1993 were $8,509,000, $9,922,000 and $11,362,000, respectively. Deferred debt issue costs are amortized over the life of the respective debt instruments using the straight line method. Amortization of debt expense in 1995, 1994 and 1993 was $1,413,000, $1,413,000 and
$952,000, respectively. Total capitalized lease obligations on buildings and equipment included in long-term debt at December 31, 1995 is $338,000, of which $322,000 is due within one year.

Realty Debt

     Realty debt consists primarily of amounts payable in connection with properties acquired by the Company's real estate operations. The various notes bear interest at rates ranging from 7.6% to 11.5% with maturities ranging from 1996 through 2004. Payment terms vary by note, but generally require monthly, quarterly or annual interest and principal payments. Realty debt at December 31, 1995 and 1994 was $10,135,000 and $25,139,000,
respectively. During 1995, the Company recognized $14,409,000 in extraordinary gains in connection with the settlement of certain real estate debt for less than book value. Aggregate maturities of Realty debt for the years ending December 31, 1996 through 2000 are $2,153,000, $1,666,000, $694,000, $501,000 and $664,000,
respectively. Realty debt is collateralized by properties and notes receivable of the Company's real estate operations with a carrying value of approximately $85,463,000.

Notes to Consolidated Financial Statements


Stock Options

     At December 31, 1995, under the 1990 and 1978 Stock Option Plans, 761,000 and 478,000 shares of Common stock, respectively, were reserved for sale to officers and employees. The plans require incentive stock option prices to be no less than the market value of the stock at the date of grant and that all options, incentive and non-qualified, become exercisable in ten years or less from the date of grant, as specified in the individual grants. During the year ended December 31, 1995, no options were granted under the 1990 Stock Option Plan, but 100,000 options were granted during 1994 under this plan. There were 137,000 shares granted during 1995 under the 1978 Stock Option Plan, but no shares were granted during 1994 under this plan. During the year ended December 31, 1993, 438,000 options were granted under the 1990 Stock Option Plan and 132,000 grants were made under the 1978 Stock Option Plan. During the years ended December 31, 1995, 1994 and 1993, the only options exercised under either of the two stock option plans were 2,000 options exercised at a price of $5.375 per share during 1995 under the 1990 Plan. Under the 1978 Stock Option Plan during 1995, 1994 and 1993, respectively, there were 193,000,
12,000 and 63,000 options that expired or were cancelled.    During
1995 there were no options that were cancelled under the 1990 Plan. During 1994, there were 8,000 options that were cancelled under the 1990 Plan.
     At December 31, 1995, there were 878,000 total options outstanding at an average price of $5.46, with 672,000 options exercisable. At December 31, 1994, 934,000 options were outstanding at an average price of $5.97 with 844,000 exercisable. Common stock reserved for future option grants under the 1978 Plan amounted to 128,000 and 72,000 shares at December 31, 1995 and 1994, respectively. Common stock reserved for future option grants under the 1990 Plan amounted to 233,000 and 128,000 at December 31, 1995 and 1994, respectively.

Capital Stock

     Each share of Series A Convertible Preferred stock entitles its holder to receive an annual cash dividend of $1.10 per share; to convert it into .95 of a share of Common stock, as adjusted in the event of future dilution; to receive up to $25.00 per share in the event of involuntary or voluntary liquidation; and, subject to certain conditions in loan agreements, may be redeemed at the option of the Company at a price of $25.00 per share plus accrued and unpaid dividends.
     Each share of Series B $1.00 Cumulative Convertible Preferred stock entitles its holder to receive an annual cash dividend of $1.00 per share; to convert it into 1.31 shares of Common stock, as adjusted in the event of future dilution; to receive up to $20.00 per share plus accrued and unpaid dividends in the event of involuntary liquidation; to receive up to $52.50 plus accrued and unpaid dividends per share in the event of voluntary liquidation and, subject to certain conditions in loan agreements, may be

Notes to Consolidated Financial Statements
redeemed at the option of the Company at a price of $52.50 per share plus accrued and unpaid dividends.
     Each share of Common stock has a preferred stock purchase right attached, allowing the holder, upon the occurrence of a change in control, as defined in a Rights agreement (as amended and restated on February 2, 1996), to buy one one-hundredth of a share of Series C Junior Participating Preferred stock at an exercise
price of $32.   The  Series C stock,  which  may  be purchased upon
exercise of the Rights, is nonredeemable and junior to other series of the Company's preferred stock. No shares of Series C stock have been issued as of December 31, 1995.
     Each share of Series D Convertible Preferred stock entitles its holder to receive an annual cash dividend of $4.50 per share ($15.75 after February 28, 1998); to convert it into 10 shares of Common stock, as adjusted in the event of future dilution; to receive $150 per share ($175 after February 28, 1998) in the event of involuntary or voluntary liquidation; and subject to certain conditions in loan agreements, may be redeemed at the option of the Company at the higher of $150 per share ($175 after February 28, 1998) or the average of the conversion value per share for the last ten trading days prior to redemption (not to exceed $200 per share).
     Dividends on the shares of Series A, Series B and Series D Preferred stock are cumulative and must be paid in the event of liquidation and before any distribution to holders of Common stock. The Company has not made any dividend payments on its preferred and common stock since the first quarter of 1991, and the ability to pay dividends in the future is limited by the provision of the Company's debt agreements. Cumulative dividends on preferred shares that have not been declared or paid since the first quarter of 1991 are approximately: Series A - $350,000 ($5.225 per share), Series B - $7,354,000 ($4.75 per share) and Series D $2,571,000
($21.375 per share). The failure to pay the regular quarterly dividends for the first three quarters of 1992 on the Preferred stock gave rise at that time to the right of the holders of the three series to elect two directors to the Company's Board of Directors.
     At December 31, 1995 there were 5,861,000 shares of Common stock reserved for conversion of preferred stock, for exercise of stock options, for issuance of shares under the Employee Stock Purchase Plan and for the payment of a portion of the purchase price of a business acquisition completed in 1994.
     On February 2, 1996 the Company's Board of Directors approved a transaction providing for the immediate conversion of all of the Company's Series D Preferred stock (120,293 shares) into 1,905,849 shares of Talley Common stock. The conversion automatically extinguished all unpaid dividends on that stock. The transaction will not impact the net earnings of the Company in 1996, but "earnings applicable to common shares (after deduction of preferred stock dividends)," as supplementally disclosed by the Company, and

Notes to Consolidated Financial Statements the "earnings per share of common stock and common equivalent share" will be reduced. The excess of the fair value of the common shares transferred in the transaction by the Company to the single shareholder over the fair value of the common shares issuable pursuant to the original conversion terms will be subtracted from net earnings in the calculations of net earnings available to common shareholders and earnings per share. The Series D Preferred stock had been held in a voting trust agreement since its issuance in connection with a 1988 acquisition by the Company. The Common stock will continue to be held in the voting trust, which has been extended under the agreement until March 2001.

Leases

     Rental expense for continuing operations (reduced by rental income from subleases of $441,000 in 1995, $329,000 in 1994 and $340,000 in 1993) amounted to $4,770,000 in 1995, $5,179,000 in
1994 and $5,622,000 in 1993.   Aggregate future minimum rental
payments required under operating leases having an initial lease term in excess of one year for years ending December 31, 1996 through December 31, 2000 are $4,255,000, $3,364,000, $2,908,000,
$1,535,000 and $682,000, respectively, with $1,335,000 payable in future years. Minimum operating lease payments have not been reduced by future minimum sublease rentals of $248,000.
     Aggregate future minimum payments under capital leases for years ending December 31, 1996 and December 31, 1997 are $343,000 and $18,000, respectively, with no payments in later years. Minimum capital lease payments have not been reduced by future minimum sublease rentals of $265,000. The present value of net minimum lease payments is $339,000 after deduction of $22,000, representing interest and estimated executory costs. The net book value of leased buildings and equipment under capital leases at December 31, 1995 and 1994 amounted to $656,000 and $213,000, respectively.

Employee Benefit Plans

     The Company and its subsidiaries have pension plans covering a majority of its employees. Normal retirement age is 65, but provisions are made for early retirement. For subsidiaries with defined benefit plans, benefits are generally based on years of service and salary levels. Contributions to the respective defined contribution plans are based on each participant's annual pay and age. The Company also has a retirement plan for its Board of Directors. Benefits are payable under the plan after five years of service upon reaching age 68, or retirement if later.
     Net pension cost in 1995, 1994 and 1993 was $4,132,000,
$4,837,000 and $5,069,000, respectively.

Notes to Consolidated Financial Statements

     The Company generally contributes the greater of the amounts expensed or the minimum statutory funding requirements.
Pension costs for defined benefit plans include the following components:



(balances in thousands)              1995       1994       1993
                                 --------   --------   --------
Service cost-benefits earned
  during the year                $  1,138   $  1,377   $  1,594
Interest cost on projected
  benefit obligation                2,781      2,360      2,504
Actual return on assets           (11,377)       643     (5,712)
Net amortization and deferral       8,035     (3,493)     3,173
                                 --------   --------   --------
Net pension cost                 $    577   $    887   $  1,559
                                 ========   ========   ========

    The following table sets forth the aggregate funded status of defined benefit plans at December 31, 1995 and 1994:



                                                1995
                                    ----------------------------
                                    Assets Exceed   Accumulated
                                     Accumulated     Benefits
(balances in thousands)                Benefits    Exceed Assets
                                    -------------  -------------
Fair value of plan assets              $ 45,857        $ 1,852
Projected benefit obligation            (41,955)        (1,998)
                                       --------        -------
Projected benefit obligation
  (in excess of) or less than
  plan assets                             3,902           (146)
Unrecognized net loss (gain)             (5,008)          (175)
Unrecognized prior service cost            (252)             4
Unrecognized net liability                  520            344
Unfunded accumulated benefit
  obligation                                  -           (173)
                                       --------        -------
Pension liability                      $   (838)       $  (146)
                                       ========        =======

Accumulated benefits                   $ 37,046        $ 1,998

Vested benefits                        $ 35,094        $ 1,955

Notes to Consolidated Financial Statements

                                                1994
                                    ----------------------------
                                    Assets Exceed   Accumulated
                                     Accumulated     Benefits
(balances in thousands)                Benefits    Exceed Assets
                                    -------------  -------------
Fair value of plan assets              $ 36,474       $ 1,451
Projected benefit obligation            (30,004)       (1,641)
Projected benefit obligation
  (in excess of) or less than
  plan assets                             6,470          (190)
Unrecognized net loss (gain)             (7,612)         (260)
Unrecognized prior service cost            (266)            4
Unrecognized net liability                  622           413
Unfunded accumulated benefit
  obligation                                  -          (157)
                                       --------       -------
Pension liability                      $   (786)      $  (190)
                                       ========       =======

Accumulated benefits                   $ 27,160       $ 1,641

Vested benefits                        $ 25,535       $ 1,611


    The provisions of Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions," require the recognition of an additional liability and related intangible asset to the extent that accumulated benefits exceed plan assets. At December 31, 1995 and 1994 the Company's additional liabilities were $173,000 and $157,000, respectively. The Company recorded an intangible asset in the same amount. At December 31, 1995 the Directors' Pension plan was unfunded with a projected benefit obligation of $897,000 and an additional liability of $201,000.
The net pension cost for 1995 was $234,000.
    Assumptions used in 1995, 1994 and 1993 to determine the actuarial present value of plan benefit obligations were:

                                              1995   1994   1993
                                              ----   ----   ----
    Assumed discount rate                     6.5%   8.5%   7.0%
    Assumed rate of compensation increase     4.5%   5.0%   4.5%
    Expected rate of return on plan assets    9.0%   9.0%   9.0%

    Net periodic pension cost is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year. Assets of the Company's pension plans consist of marketable equity securities, guaranteed investment contracts and corporate and government debt securities. At December 31, 1995 the total value of defined benefit plan assets exceed total vested benefits by $10,660,000.

Notes to Consolidated Financial Statements

    Effective January 1, 1984, the Company established an employee stock purchase plan for eligible U.S. employees. Each eligible employee who elects to participate may contribute 1% to 5% of his or her pretax compensation from the Company. The Company contributes an amount equal to 50% of the employee contributions. Total Company contributions during 1995 and 1994 were $502,000 and $713,000, respectively. Any dividends received on the shares held by the ESOP are reinvested in shares of Company stock. No dividends were received during 1995, 1994 or 1993.
    Health care and life insurance benefits are presently provided to a small number of retired employees of one of the Company's subsidiaries. The cost of retiree health care and life insurance benefits are minor in amount and are recognized as benefits are paid. The Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension" in the first quarter of 1993, as required by the pronouncement. The transition obligation of approximately $1,474,000 is being amortized over a 20 year period. The amortization of the unrecognized transition obligation for the single subsidiary affected by the new pronouncement was $72,000 in 1995. Current service costs and interest costs for 1995 were approximately $10,000 and $99,000, respectively.


Income Taxes

    Earnings before income taxes and extraordinary gain and the provision (credit) for income taxes consists of the following:


(balances in thousands)             1995       1994       1993
Earnings (loss) before income   --------   --------   --------
  taxes and extraordinary gain:
        United States           $  4,541   $ (2,341)  $ (3,229)
        Foreign                    2,432      1,542          3
                                --------   --------   --------
                                $  6,973   $   (799)  $ (3,226)
                                ========   ========   ========
Current tax expense:
  United States                 $    728   $      -   $    347
  Foreign                          1,154        731         59
  State and local                  1,154        530        581
                                --------   --------   --------
                                   3,036      1,261        987
                                --------   --------   --------
Deferred tax expense (credit):
  United States                     (701)         -       (347)
  Foreign                             25         15          8
  State and local                  1,058     (5,581)     2,120
                                --------   --------   --------
                                     382     (5,566)     1,781
                                --------   --------   --------
                                $  3,418   $ (4,305)  $  2,768
                                ========   ========   ========

Notes to Consolidated Financial Statements

    Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1995 and 1994 are as follows:

(balances in thousands)                         1995       1994
Gross deferred tax assets:                  --------   --------
  Net operating losses and tax
    credit carryforward                     $  1,484   $  8,493
  Reserves on realty assets                    7,883      9,841
  Accrued expenses                            11,356      9,621
  Other                                        2,498      1,618
  Valuation allowance for
    deferred tax assets                      (17,664)   (23,856)
                                            --------   --------
Net deferred tax asset                         5,557      5,717
                                            --------   --------
Gross deferred tax liabilities:
  Depreciation                                 5,957      6,662
  Accrued expenses                             4,604      3,908
  Other                                        1,233      1,002
                                            --------   --------
  Gross deferred tax liability                11,794     11,572
                                            --------   --------
Net deferred tax liabilities                $  6,237   $  5,855
                                            ========   ========

    Reasons for the differences between the amount of income tax determined by applying the applicable statutory federal income tax rate to pretax income are:

                                   1995        1994       1993
                                -------    --------   --------
Computed tax at statutory U.S.
   tax rates                    $ 2,371    $   (272)  $ (1,098)
Net operating loss utilization   (1,542)        796      1,098
State and local taxes             2,212      (5,051)     2,701
Other                               377         222         67
                                -------    --------   --------
                                $ 3,418    $ (4,305)  $  2,768
                                =======    ========   ========

    United States income taxes have not been provided on approximately $1,000,000 of undistributed earnings of subsidiaries incorporated outside the United States, since it is the Company's intent to reinvest such earnings. Net cash (payments) refunds for income taxes during 1995, 1994 and 1993 were $(2,676,000),
$(569,000) and $828,000, respectively.
    At December 31, 1995, the Company had an unrecognized net operating loss carryforward for financial statement purposes of approximately $43,000,000. The Company has no net operating loss for federal tax purposes. The Company has alternative minimum tax

Notes to Consolidated Financial Statements credits of approximately $1,484,000, which can be utilized against regular taxes in the future.
    Pursuant to legislation passed in 1994 in the State of Arizona regarding the rules for filing consolidated state income tax returns, the Company reversed $5,600,000 in 1994 of state income tax accruals to reflect the change in the law.


Commitments and Contingencies

    TRW Claims. On June 27, 1995, the federal district court for the District of Arizona entered judgment against TRW Inc. in favor of the Company in TRW Inc. vs. Talley Industries, Inc. et al. The court dismissed all claims asserted by TRW against the Company while the jury reached a verdict in favor of the Company on its counterclaims against TRW, awarding the Company a total of $138,000,000. The award (which is in addition to (i) royalty payments of $24,400,000 paid prior to the judgment and during the pendency of this action pursuant to a preliminary injunction order, and (ii) the court's January 26, 1996 award of $7,085,000 for attorneys' fees and recoverable costs relating to this litigation) represents the jury's determination of the present value of the royalties that would otherwise have been paid to the Company by TRW for the period from April 1995 through April 2001.
    The litigation in which this judgment was entered arose out of the Asset Purchase Agreement dated February 4, 1989 and the License Agreement dated April 21, 1989, between TRW and the Company pursuant to which TRW acquired the Company's airbag business. The court dismissed TRW's claims that the Company had breached a non-compete provision contained in the Asset Purchase Agreement, thereby entitling TRW to terminate airbag royalty payments to the Company under the License Agreement (which it purported to do in February 1994) and obtain a paid-up license to use the Company's airbag technology. The jury found in fact that TRW had improperly terminated and repudiated the License Agreement. TRW has filed an appeal of the judgment to the Ninth Circuit Court of Appeals, on which oral argument was heard on February 14, 1996. The Company anticipates that TRW will also appeal the district court's award of attorneys' fees and expenses.
    On July 26, 1995 the district court granted a stay of enforcement of the judgment pending appeal upon the posting by TRW of a $175,000,000 bond and the continuation of quarterly payments to the Company in the amount of royalties that otherwise would be due under the License Agreement. Upon affirmation of the judgment on appeal, TRW would be required to pay the judgment plus interest (which the court ruled will accrue from June 27, 1995 at the rate specified by the 1989 License Agreement - i.e., prime plus five percent), offset by the continued quarterly payments made in the interim as ordered by the court. TRW has sought and the Court of Appeals has denied emergency review of the district court's order

Notes to Consolidated Financial Statements

    TRW Claims, (continued)

requiring the continued quarterly payments pending appeal. The denial of emergency relief by the Court of Appeals is without prejudice to TRW's appeal from the district court's order.
    Certain other claims asserted by TRW and the Company against each other are the subject of a separate action which remains pending. In that action, TRW has challenged certain representations by the Company that the airbag manufacturing plant sold to TRW by the Company in 1989 met applicable government requirements, and that the associated real estate was sufficient to permit construction of certain additional facilities. The Company's claims against TRW include claims that TRW failed to properly exploit the license granted to TRW by the Company in 1989 and denied the Company certain contractually provided audit rights. It is currently anticipated that these remaining claims will come to trial early in the spring of 1996. Management anticipates that the above-described claims will be resolved without any material adverse impact on the results of operations or financial position of the Company.

    Environmental. A subsidiary of the Company has been named as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act in connection with the remediation of the Beacon Heights Landfill in Beacon Falls, Connecticut and the Laurel Park Landfill in Naugatuck, Connecticut. Management's review indicates that the Company sent ordinary rubbish and off-specification plastic parts to these landfills and did not send any hazardous wastes to either site.
    Two coalitions of potentially responsible parties have entered into consent decrees with the Environmental Protection Agency to remediate these sites. Each coalition has in turn brought an action against other potentially responsible parties, including a subsidiary of the Company, to contribute to the cleanup costs. In October 1995, the Company settled the Laurel Park matter, including a payment by the Company that was not material to the results of operations of the Company. The federal court hearing the case has dismissed claims brought against the subsidiary by the Beacon Heights coalition. However, the coalition has indicated that it intends to appeal the court's ruling. Based upon management's review and the status of the proceedings, with respect to the Beacon Heights matter, management believes that any reasonably anticipated losses from this claim will not result in a material adverse impact on the results of operations or the financial position of the Company.
    A subsidiary of the Company is conducting an investigation of alleged groundwater contamination at a facility in Athens, Georgia, in cooperation with the current owner of the site. The site was owned by the subsidiary until March 1988. The Georgia Environmental Protection Division made a determination in 1995 that the site should be listed on its Hazardous Site Inventory.

Notes to Consolidated Financial Statements

    Environmental, (continued)

No lawsuit or administrative enforcement proceedings have been initiated in this matter. Based on remediation estimates received, management believes that any reasonably anticipated losses from the alleged contamination will not result in a material adverse impact on the results of operations or the financial position of the Company.

    Tax. The Arizona Department of Revenue issued Notices of Correction of Income Tax dated March 17, 1986 to the Company for the fiscal year ending March 31, 1983. These Notices pertain to whether subsidiaries of the Company must file separate income tax returns in Arizona rather than allowing the Company to file on a consolidated basis. The amount of additional Arizona income tax alleged to be due as a result of the Notices of Correction was approximately $400,000 plus interest. In May 1992 the Arizona Tax Court granted judgment in favor of the Company and against the Department on all claims asserted against the Company. In October 1992 the Tax Court entered judgment in favor of the Company awarding the Company approximately $600,000 for the Arizona income taxes the Company overpaid for its fiscal year ending March 31, 1983 together with interest and attorneys' fees.
    In September 1994, the Arizona Court of Appeals reversed the 1992 Arizona Tax Court ruling that entitled the Company to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983, and in April 1995, the Supreme Court of the State of Arizona denied the Company's Petition for Review. Based on the appellate court decision, the Company paid approximately $1,300,000 in taxes and interest for the period ending March 31, 1983. The Company believes the appellate court erred in its decision; however, the Company held discussions with state authorities in an effort to resolve the dispute for the periods ending on December 31, 1984 and 1985. The tax and related interest assessment in dispute is approximately $5,000,000. If the Company is unsuccessful in reaching an agreement with the state, it intends to vigorously litigate these tax and interest assessments. Legislation adopted in 1994 in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986, and on December 8, 1994 the Arizona Department of Revenue withdrew its assessments against the Company for 1986 and subsequent years. Management believes that the final resolution of the above matter will not result in a material adverse impact on the results of operations or financial position of the Company.

Fair Value of Financial Instruments

    The following table presents the carrying amounts and fair values of the Company's financial instruments for which it is practicable to estimate. Financial Accounting Standards Board

Notes to Consolidated Financial Statements

Statement No. 107 "Disclosures about Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a force or liquidation sale.


(balances in thousands)           1995                   1994
                          --------------------   --------------------
                          Carrying     Fair      Carrying     Fair
                           Amount      Value      Amount      Value
                          --------    --------   --------    --------
Cash & cash equivalents   $ 10,475    $ 10,475   $ 13,002    $ 13,002
Non-trade receivables       10,584      10,584     13,516      13,516
Realty debt                 10,135      10,135     25,139      20,784
Other debt                 231,470     238,881    223,996     191,690


    The following notes summarize the major methods and assumptions used by the Company in estimating the fair values of financial instruments.

Cash and cash equivalents

    The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

Non-trade receivables

    Interest rates on non-trade receivables, including the current portion, are generally at current market rates. Accordingly the carrying value and fair value of the receivables are equal after considering allowances for the carrying value of certain notes.

Debt

    The fair value of the Company's realty and other debt, including the current portion, at December 31, 1995 and 1994 is based on quoted market prices or, if market prices are not available, the fair value is estimated using discounted cash flow analysis based on estimated rates for similar instruments.

    The Company has the right to receive royalty payments under a license agreement executed in April, 1989 in connection with the sale of its airbag operations to TRW. Under the agreement, the Company is entitled to receive royalties for the twelve year period commencing May 1, 1989 and ending April 30, 2001. The rates at

Notes to Consolidated Financial Statements

Debt, continued

which these royalties are to be paid are; $1.16 for each airbag unit manufactured and sold anywhere in the world by TRW and its subsidiaries (this amount increases by $.01 per unit on May 1 of each year of the royalty term); 75% of the per-unit amount specified above for each inflator manufactured and sold anywhere in the world by TRW and subsidiaries; and $.55 for each airbag unit supplied by companies other than TRW for use in a vehicle manufactured or sold in North America.
    The fair value of the royalty stream is dependent upon many factors, including automobile production, the number of produced vehicles with airbag systems and the market share of TRW.
Royalties recognized in the year ending December 31, 1995 were $23,977,000. Also see Commitments and Contingencies note.

Research and Development Costs

    Company-sponsored  research  and   development   costs  were
$4,227,000, $4,304,000 and $3,122,000 for the years ended December
31, 1995, 1994, and 1993, respectively. For the same periods, customer-sponsored research and development expenditures were $10,093,000, $8,231,000 and $11,620,000, respectively.

Extraordinary Gains (Loss)

    During 1995 the Company realized a net gain of $14,409,000 from the retirement of realty debt. The gain represents the difference between the value of the debt recorded on the books of the Company and the consideration given and costs incurred to settle the obligation. Due to the Company's net operating tax loss position, there is no tax provision in connection with the gain.
    In 1993, as a result of the termination of the interest swap agreement and the payoff of the underlying debt, the Company recognized an extraordinary loss of $1,670,000. Due to the consolidated tax position of the Company there was no tax benefit recognized in connection with this loss. The Company does not presently have, nor has it had, any derivative type instruments since the aforementioned interest swap agreement terminated in 1993. Also in 1993, an extraordinary gain of $1,166,000 was recognized in connection with the transfer of real estate assets to creditors to settle debt associated with such assets. The gain represents the excess of the carrying value of the debt over the fair value of the properties transferred to the creditor. Included in losses from operations is a corresponding charge representing the book value in excess of the fair value of the properties transferred.

Notes to Consolidated Financial Statements


Acquisitions and Dispositions

    In July 1994, a subsidiary of the Company acquired certain assets of the Ball and Socket Manufacturing Company, Inc., a manufacturer of metal buttons. The purchase price was approximately $4,800,000, including cash of $2,100,000, 323,232 shares of the Company's Common stock scheduled for issuance two years after closing and certain liabilities assumed and acquisition costs incurred.
    The Company sold the net assets of its precision potentiometer business in July 1993, for a cash purchase price of $2,756,000, which approximated the book value of the net assets sold.
    The excess of cost over tangible and identifiable intangible assets acquired, net of amortization at December 31, 1995, 1994, and 1993 was $43,392,000, $45,716,000, and $43,696,000,
respectively.

Related Party Transactions

    In each of the last three years the Company and its subsidiaries incurred legal fees payable to the law firm of one of the Company's directors. During 1995, 1994 and 1993 total billings for the firm were $249,000, $610,000 and $715,000, respectively, and were for foreign and domestic services relating to litigation and general corporate matters. In 1995, the Company also paid $120,000 in consulting fees to one of the Company's directors.
Fees were paid to a second law firm in 1993 of $329,000. A 1993 addition to the Company's board of directors was a partner in such firm until he retired in June 1993.

Recently Issued Accounting Standards

    In October 1994 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" effective for the Company at December 31, 1994. The Company does not presently have nor has it had any derivative type instruments since mid-1993 when a single interest rate swap agreement was terminated as described in the notes to the financial statements.
    In late March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which is effective for fiscal years beginning after December 15, 1995. The application of this Statement will require the Company to carry real estate projects that are substantially complete and ready for their intended use at the lower of cost or fair value, less cost to sell. If the sum of the expected future net cash flow (undiscounted and without interest charges) is less than the carrying amount of projects that are not substantially complete and ready for their intended use, an impairment loss would be recognized. The Company, consistent with

Notes to Consolidated Financial Statements existing generally accepted accounting principles, currently states the majority of its land and land under development at the lower of cost or net realizable value. The effect of implementing this new accounting pronouncement has not yet been quantified.
    In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," which is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company has employee incentive arrangements wherein employees receive shares of stock. When this pronouncement becomes effective, the Company will be required to account for such transactions under the "fair value" based method or the "intrinsic value" based method. Under the "fair value" based method, compensation cost is measured at the grant date, based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the "intrinsic value" based method, (present accounting), compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date, over the amount an employee must pay to acquire the stock. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividend on it, and the risk-free interest rate over the expected life of the option. Certain pro-forma disclosures are required when a Company uses the "intrinsic value" based method instead of the "fair value" based method.
    Other pronouncements issued by the Financial Accounting Standards Board with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.

Segment Operations

    The Company is a diversified manufacturer of a wide range of proprietary and other specialized products for defense, industrial and commercial applications. Through its Government Products and Services segment, the Company manufactures an extensive array of propellant devices and electronic components for defense systems and commercial applications and provides naval architectural and marine engineering services. The Company participates in the rapidly expanding market for automotive airbags through its royalty agreement with TRW, which provides the Company with a quarterly royalty payment through April 30, 2001 for any airbag manufactured and sold by TRW worldwide and for any other airbag installed in a vehicle manufactured or sold in North America. The Company's Industrial Products segment manufactures and distributes stainless steel products, high-voltage ceramic insulators used in the power transmission and distribution systems, and specialized welding equipment and systems. The Company's Specialty Products segment

Notes to Consolidated Financial Statements manufactures and sells aerosol insecticides, air fresheners and sanitizers, and custom designed metal buttons. The Company is also engaged in the orderly sale of the assets of its real estate operations.

  Government Products and Services

    The Company's Government Products and Services segment provides a wide range of products and services for government programs. The vast majority of the Company's products are smaller components of larger units and systems and are generally designed to enhance safety or improve performance. The Company manufactures proprietary propellant products which, when ignited, produce a specified thrust or volume of gas within a desired time period. Propellant products manufactured include ballistic devices for aircraft ejection systems, rocket motors, extended range munitions components and dispersion systems.
    The Company's propellant devices are currently used on ejection seats on high performance domestic and foreign military aircraft. Rocket motors manufactured by the Company include a complete line of rocket boosters and propulsion systems used for reconnaissance, surveillance, and target acquisition. The Company's extended range munitions components utilize propellant technologies to significantly extend the range of existing U.S. artillery. Other electronic products include sub-miniature elapsed time indicators, events counters, fault annunciators, and lighting products used in aerospace and military applications to monitor equipment performance. Naval architecture and marine engineering services provided by the Company include detail design and engineering services for new military and commercial construction as well as a significant amount of maintenance and retrofit work for existing ships.
     The Company's Government Products and Services segment also manufactures specialized electronic display and monitoring devices and high performance cable connection assemblies.
    Direct sales to the U.S. Government and its agencies, primarily from the Government Products and Services segment accounted for approximately 17%, 23% and 24% of the Company's sales for the years ended December 31, 1995, 1994 and 1993, respectively. At December 31, 1995 and 1994 the amount billed but not paid by customers under retainage provisions in long-term contracts was $1,212,000 and $1,075,000, respectively. The $1,212,000 receivable under retainage provisions is expected to be collected in 1996 through 2001 in the amounts of $391,000, $38,000, $119,000,
$637,000, $0 and $27,000, respectively. Amounts in process but unbilled at December 31, 1995 and 1994 were $5,976,000 and $6,257,000, respectively.

Notes to Consolidated Financial Statements

  Airbag Royalties

    The Company participates in the rapidly expanding market for automotive airbags through its royalty agreement with TRW. The Company entered into the Airbag Royalty Agreement as part of the 1989 sale of its automotive airbag manufacturing business. The terms of the Airbag Royalty Agreement require TRW to make quarterly royalty payments to the Company through April 30, 2001 for any airbag units manufactured and sold worldwide by TRW as well as for any other airbags installed in vehicles manufactured or sold in North America. (See Commitments and Contingencies note.)

  Industrial Products

    The Company's Industrial Products segment operates in three product areas: stainless steel, high-voltage ceramic insulators and automated welding equipment. Demand for these products is directly related to the level of general economic activity.
    Through its stainless steel operation, the Company operates a mini-mill which converts purchased stainless steel billets into a variety of sizes of both hot rolled and cold finished bar and rod. The Company's stainless steel mini-mill has utilized advanced computer automation, strict quality controls, and strong engineering and technical capabilities to maintain its position as a low cost, high quality producer. In addition to its stainless steel manufacturing operation, the Company distributes stainless steel and other specialty steel products through seven locations in the U.S. and Canada. The Industrial Products segment also manufactures and distributes high-voltage ceramic insulators for electric utilities, municipalities and other governmental units, as well as for electrical contractors and original equipment manufacturers. Products include a wide array of transformer bushings and accessories, special and standard porcelain for high and low-voltage applications, apparatus bushing assemblies, and transmission and distribution class insulators which are manufactured for both domestic and international markets. In addition, the Company manufactures specialized advanced-technology welding systems, power supply systems and humidistats for the utility, pipeline and original equipment manufacturer markets. Welding equipment manufactured by the Company includes systems that are specially designed to operate in hostile environments such as nuclear radiation.

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

Notes to Consolidated Financial Statements

 Realty

    In 1992, management adopted a plan to dispose of the Company's real estate operations, reflecting a strategic decision to exit this business. The Company's real estate portfolio consists primarily of undeveloped commercial, industrial and residential land located in the greater Phoenix, Arizona; San Diego, California and San Antonio, Texas areas.

 Other Matters

    The Company's U.S. operations had export sales of $20,354,000, $15,932,000 and $26,672,000 for the years ended December 31, 1995,
1994 and 1993, respectively.
    Substantially all facilities and operations of the Company's operations are located within the United States. The Company operates a steel distribution system located in Canada with sales for the year ended December 31, 1995 and total assets at December 31, 1995 of $15,600,000 and $9,600,000, respectively.
    Foreign exchange losses included in earnings for the years ended December 31, 1995, 1994 and 1993 were not material. The foreign currency translation adjustment included in stockholders' equity decreased from $(723,000) at December 31, 1994 to $(530,000)at December 31, 1995.
    Sales between segments are not significant and have been eliminated. Operating income is total revenue less operating expenses and excludes general Corporate expenses, non-segment interest income and interest expense. Interest income associated with segment assets is included in segment operations income. Corporate assets consist principally of cash and cash equivalents, notes receivable, income taxes receivable and a building.
    The Company's backlog was approximately $503,300,000 as of December 31, 1995 and $130,900,000 as of December 31, 1994.
Approximately 27.9% of the backlog as of December 31, 1995 is expected to result in revenue during 1996, with the remaining 72.1% expected to result in revenue during subsequent periods. The backlog amounts as presented herein are composed of funded and unfunded components. The government funded components and firm industrial contracts at December 31, 1995 and 1994 totaled $133,500,000 and $130,900,000, respectively.
    The term "funded" used herein refers to the aggregate revenue remaining to be earned at a given time under (a) contracts held by the Company (excluding renewals or extensions thereof, which are at the discretion of the customer) to the extent of the funded (i.e., appropriated by Congress and allotted to the contract by the procuring Government agency) amounts thereunder, and (b) "task orders" or "delivery orders" issued to the Company under contracts which provide that the customer is obligated to pay only for services rendered pursuant to specific (funded) task orders and is not obligated to issue additional task orders or to pay the

Notes to Consolidated Financial Statements

 Other Matters, continued

estimated total contract price. The term "unfunded" used herein refers to the portion of the Company's total backlog that represents the excess of the stated value of the Company's executed contracts over the amounts funded by the customer for such contracts including unexercised options.

The tables which follow show assets, depreciation and amortization and capital expenditures by segment:


(in thousands)                        1995       1994       1993
                                  --------   --------   --------
Assets by Segment

Government Products and Services  $100,226   $ 98,424   $114,347
Airbag Royalties                     5,434      4,700      3,704
Industrial Products                 98,263     86,583     86,879
Specialty Products                  35,170     34,698     27,951
Realty                             106,540    114,642    121,355
                                  --------   --------   --------
                                   345,633    339,047    354,236
Corporate                           26,966     30,856     28,202
                                  --------   --------   --------
                                  $372,599   $369,903   $382,438
                                  ========   ========   ========

Depreciation and Amortization
  by Segment

Government Products and Services  $  3,143   $  3,306   $  4,163
Airbag Royalties                         -          -          -
Industrial Products                  3,783      4,750      4,427
Specialty Products                   1,198      1,161      1,138
Realty                                  15         15         15
                                  --------   --------   --------
                                     8,139      9,232      9,743
Corporate                              304        325        342
                                  --------   --------   --------
                                  $  8,443   $  9,557   $ 10,085
                                  ========   ========   ========
Capital Expenditures by Segment

Government Products and Services  $  2,532   $  1,820   $  1,648
Airbag Royalties                         -          -          -
Industrial Products                  4,867      1,420      2,842
Specialty Products                   1,423        561        754
Realty                                   1          -          1
                                  --------   --------   --------
                                     8,823      3,801      5,245
Corporate                              108        131        102
                                  --------   --------   --------
                                  $  8,931   $  3,932   $  5,347
                                  ========   ========   ========



                                                               TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
Summary of Segment Operations

(in thousands)

Years Ended December 31,                 1995        1994         1993        1992         1991
                                     --------    --------     --------    --------     --------
Revenue by segment:

Government Products and Services     $139,600    $141,074     $170,323    $183,162     $168,961

Airbag Royalties                       23,977      17,292        9,606       5,566        3,161

Industrial Products                   183,649     129,080      107,402      95,097      117,682

Specialty Products                     35,834      33,157       30,797      35,738       41,061

Realty                                  2,226       7,157        6,072       1,155        6,028
                                     --------    --------     --------    --------     --------
                                     $385,286    $327,760     $324,200    $320,718     $336,893
                                     ========    ========     ========    ========     ========
Operating income by segment:

Government Products and Services     $ 10,225    $ 18,194     $ 24,354    $ 26,101     $ 23,940

Airbag Royalties                       23,977      17,292        9,606       5,566        3,161

Industrial Products                    22,632       7,464        2,438         (45)         839

Specialty Products                      5,119       4,854        5,001       5,055        5,345

Realty                                (11,436)     (3,677)      (4,416)    (16,449)     (26,946)
                                     --------    --------     --------    --------     --------
                                       50,517      44,127       36,983      20,228        6,339

Corporate expenses                    (15,468)    (17,163)     (14,846)     (9,672)     (16,127)

Non-segment interest income               590         326          381       1,923        2,248

Interest expense                      (28,666)    (28,089)     (25,744)    (31,630)     (35,519)
                                     --------    --------     --------    --------     --------
Earnings (loss) before income taxes
  and extraordinary gains (loss)     $  6,973    $   (799)    $ (3,226)   $(19,151)    $(43,059)
                                     ========    ========     ========    ========     ========

                         Talley Industries, Inc. and Subsidiaries

    Operating income in 1995 includes a pretax provision for a reserve on real estate assets of $7,000,000. Operating income in 1992 includes a charge to earnings of $11,908,000 to adjust the carrying value of foreclosed assets of the Realty segment. Operating income in 1991 includes a pretax provision for a reserve on real estate assets of $21,000,000 and an increase to the restructuring reserve of $5,000,000.

                                                                   TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
Five Year Summary of Operations
(in thousands, except per share amounts)
Years Ended December 31,                          1995         1994         1993         1992         1991
                                              --------     --------     --------     --------     --------
Revenue                                       $385,286     $327,760     $324,200     $320,718     $336,893
                                              --------     --------     --------     --------     --------
Cost of sales and services                     275,721      234,729      240,827      234,956      255,971
Selling, general and administrative
  expenses                                      63,297       62,763       57,877       58,669       60,780
Restructuring costs                                  -            -            -            -        5,000
Provision for reserve on realty
  assets                                         7,000            -            -            -       21,000
Adjustment in foreclosed realty
  assets                                             -            -            -       11,908            -
                                              --------     --------     --------     --------     --------
                                               346,018      297,492      298,704      305,533      342,751
Earnings from operations                        39,268       30,268       25,496       15,185       (5,858)
Other income (expense), net                     (3,629)      (2,978)      (2,978)      (2,706)      (1,682)
                                              --------     --------     --------     --------     --------
                                                35,639       27,290       22,518       12,479       (7,540)
                                              --------     --------     --------     --------     --------
Interest expense                                28,666       28,089       25,744       31,630       35,788
Interest capitalized                                 -            -            -            -         (269)
                                              --------     --------     --------     --------     --------
                                                28,666       28,089       25,744       31,630       35,519
                                              --------     --------     --------     --------     --------
Earnings (loss) from continuing
  operations before income taxes
  and extraordinary gains (loss)                 6,973         (799)      (3,226)     (19,151)     (43,059)

Income tax provision (benefit)                   3,418       (4,305)       2,768       (1,947)         925
                                              --------     --------     --------     --------     --------
Earnings (loss) from continuing
  operations                                     3,555        3,506       (5,994)     (17,204)     (43,984)

Earnings from discontinued
  operations, net of income taxes                    -            -            -            -          825
Extraordinary gains (loss), net
   of income tax                                14,409            -         (504)       2,637            -
                                              --------     --------     --------     --------     --------
Net earnings (loss)                           $ 17,964     $  3,506     $ (6,498)    $(14,567)    $(43,159)
                                              ========     ========     ========     ========     ========
Earnings (loss) applicable to
  common shares (after deduction
  of preferred stock dividends)               $ 15,801     $  1,339     $ (8,665)    $(16,735)    $(45,331)
                                              ========     ========     ========     ========     ========
Earnings (loss) per share of
  common stock and common stock
  equivalents:
    Continuing operations                     $    .25     $    .13     $   (.85)    $  (2.11)    $  (5.24)
    Discontinued operations                          -            -            -            -          .09
    Extraordinary gains (loss)                    1.03            -         (.05)         .29            -
                                              --------     --------     --------     --------     --------
      Net earnings (loss)                     $   1.28     $    .13     $   (.90)    $  (1.82)    $  (5.15)
                                              ========     ========     ========     ========     ========

Weighted average shares outstanding             14,001       10,412        9,676        9,189        8,795
                                              ========     ========     ========     ========     ========

                      Report of Independent Accountants




TO THE BOARD OF DIRECTORS AND
SHAREHOLDERS OF TALLEY INDUSTRIES, INC.


In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Talley Industries, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.















PRICE WATERHOUSE LLP


Phoenix, Arizona
February 19, 1996


                                                          TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
Quarterly Financial Results (Unaudited)


(in thousands, except per share amounts)
Quarter Ended                                           March        June    September    December
                                                    ---------    --------    ---------   ---------
Year Ended December 31, 1995
Revenue                                             $  88,709    $100,306    $ 90,848    $105,423
Gross profit on sales and services                     18,915      22,913      18,064      24,504
Earnings (loss) before extraordinary gain              (3,887)      2,787       2,279       2,376
Extraordinary gain                                      7,261         542       6,244         362
                                                    ---------    --------    --------    --------
Net earnings                                            3,374       3,329       8,523       2,738
                                                    =========    ========    ========    ========
Earnings (loss) per share:
  Before extraordinary gain                              (.28)        .20         .16         .17
  Extraordinary gain                                      .52         .04         .45         .02
                                                    ---------    --------    --------    --------
    Net earnings                                          .24         .24         .61         .19
                                                    =========    ========    ========    ========

Year Ended December 31, 1994

Revenue                                             $  78,317    $ 79,494    $ 81,349    $ 88,600
Gross profit on sales and services                     16,327      16,758      19,408      21,968
                                                    ---------    --------    --------    --------
  Net earnings (loss)                                    (506)        722         963       2,327
                                                    =========    ========    ========    ========
  Earnings (loss) per share                              (.10)        .02         .04         .17
                                                    =========    ========    ========    ========

Year Ended December 31, 1993

Revenue                                             $  77,117    $ 85,675    $ 84,400    $ 77,008
Gross profit on sales and services                     17,715      18,395      19,978      16,417
Loss before extraordinary loss                         (1,071)       (524)     (1,685)     (2,714)
Extraordinary loss                                          -           -           -        (504)
                                                    ---------    --------    --------    --------
  Net loss                                             (1,071)       (524)     (1,685)     (3,218)
                                                    =========    ========    ========    ========
Earnings (loss) per share:
  Before extraordinary loss                              (.17)       (.11)       (.23)       (.34)
  Extraordinary loss                                        -           -           -        (.05)
                                                    ---------    --------    --------    --------
  Net loss                                               (.17)       (.11)       (.23)       (.39)
                                                    =========    ========    ========    ========

                              Talley Industries, Inc. and Subsidiaries




Quarterly Financial Results (Unaudited) - continued

       Included in the first quarter of 1995, is a $7,000,000 provision for reserve on realty assets resulting from the decision to sell a property over the short term in bulk rather than try and pursue parcel sales over the next several years. Also, in the first quarter, the Company recognized a net extraordinary gain of $7,261,000 and an additional extraordinary gain of $542,000, $6,244,000 and $362,000 during the second, third, and fourth quarters, respectively. These extraordinary gains resulted from the settlement of certain realty debt for less than book value.
       Included in the first quarter of 1994 is a state income tax benefit of $5,600,000, the result of the passage of favorable state tax legislation. Additionally, a provision in 1994 for legal expenses of $4,500,000 in the first quarter and $1,500,000 in the fourth quarter was made in connection with litigation with TRW.
       In the fourth quarter of 1993, the Company recognized an extraordinary loss of $1,670,000 due to the termination of the interest swap agreement and the payoff of the underlying debt. An extraordinary gain of $1,166,000 was also recognized in the fourth quarter in connection with the transfer of real estate assets to creditors to settle debt associated with such assets.

                                                    TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
Financial Data

SELECTED FINANCIAL DATA

(in thousands, except ratios)
Years Ended December 31,              1995         1994        1993         1992        1991
Capital expenditures              $  8,931     $  3,932    $  5,347     $  4,592    $  6,575
Depreciation and amortization        8,443        9,557      10,085       10,598      11,235
Current assets                     156,615      143,023     148,145      135,752     209,051
Current liabilities                 61,213       88,794      84,367       75,864     387,085 *
Working capital                     95,402       54,229      63,778       59,888    (178,035)*
Total assets                       372,599      369,903     382,438      363,822     466,891
Total debt                         241,605      249,135     262,086      253,824     322,247
Long-term debt                     227,736      220,447     231,669      217,304           -
Long-term realty debt                7,980        5,564      11,446       12,452           -
Long-term debt, subject to
  acceleration                           -            -           -            -     248,642 *
Stockholders' equity                58,334       40,166      36,542       40,781      53,697
Current ratio                          2.6          1.6         1.8          1.8          .5
Debt to equity ratio                   4.1          6.2         7.2          6.2         6.0
                                  ========     ========    ========     ========    ========

For the dividends per common share see Stock Market Data on page F-52.

*  Long-term debt, subject to acceleration is included in current liabilities

SUPPLEMENTAL DATA

(in thousands)

Years Ended December 31,              1995         1994       1993          1992        1991
Taxes, other than income:
  Payroll                         $  7,231     $  7,181    $ 7,060      $  7,209     $ 7,350
  Property                           1,991        1,660      1,557         1,721       1,931
  Other                                412          338        328           382         627
                                  --------     --------    -------      --------    --------
                                     9,634        9,179      8,945         9,312       9,908

Maintenance and repairs              6,220        4,557      4,669         4,626       4,628
Rent                                 5,211        5,508      5,962         7,334       7,944
Advertising                          1,053          786        648           720         958
Research and development             4,227        4,304      3,122         3,904       4,223
                                  ========     ========    =======      ========    ========

                                                            Talley Industries, Inc. and Subsidiaries

Stock Market Data



SECURITIES
Two of the Company's securities are listed on the New York Stock Exchange:  Common stock (TAL)
and Series B $1.00 Cumulative Preferred stock (TALB).  Series A Preferred stock is traded occasionally in the over-the-counter market.  Series D Convertible Preferred stock is owned by one individual and has never been traded.  As of February 1, 1996, there were 2,554 holders of record of Talley Industries, Inc. Common stock.


The high and low sales prices of the Common and Series B Preferred stock on the New York Stock
Exchange, by quarter, for the years ended December 31, 1995 and 1994 were as follows:



                          Common Stock (TAL)                      Series B (TALB)
Quarter                1995              1994                1995               1994
 Ended            High     Low      High      Low       High      Low      High     Low
March            $10 1/4  $7 3/8   $7 3/8    $5 3/8    $15 1/2   $12 1/2  $12 3/4  $10
June              11       7 1/2    7 1/4     5 5/8     17 1/8    13 1/2   12 1/2   10
September          9 3/4   7 5/8    9 1/8     5 7/8     16 1/2    14 1/2   15 1/2   10 1/2
December           9 1/4   7 5/8    9 1/2     7 1/4     16 1/2    12 7/8   16 1/4   12 1/2
                 =======  ======   ======    ======    =======   =======  =======  =======

                              Talley Industries, Inc. and Subsidiaries


Stock Market Data (continued)


DIVIDENDS

    No dividends on Common or Preferred stocks were declared or paid since the first quarter of 1991. Quarterly dividend payments on Series A Preferred and Series B Preferred stock amounted to 27.5 cents and 25 cents per share, respectively, during the first quarter of 1991 and before. Dividends on Preferred D stock were paid at a quarterly rate of $1.125 per share since first issued in the first quarter of 1988 through the first quarter of 1991. Dividends were paid on Common stock during 1990 at a rate of 12.5 cents per share and at a rate of 5 cents per share for the first quarter of 1991.


REGISTRAR

    Chemical Mellon Shareholder Services, L.L.C., Washington Bridge Station, New York, New York 10033.


TRANSFER AGENT

    Common stock, Series A Preferred stock and Series B Preferred stock. Chemical Mellon Shareholder Services, L.L.C., Post Office Box 712399, Los Angeles, California 90071.

    10.75% Senior Notes and 12.25% Senior Discount Debentures. Bank One Ohio Trust Company, 100 E. Broad Street, Columbus, Ohio 43271-0181.


FORM 10-K

    A copy of Talley Industries' Annual Report on Form 10-K to the Securities and Exchange Commission may be obtained, without charge, by writing to the Treasurer at the Company's Executive Offices.

ANNUAL MEETING

    The annual meeting of shareholders of Talley Industries, Inc.
will be held on April 9, 1996, 11:00 a.m., Mountain Standard Time at the Ritz-Carlton Hotel, 2401 E. Camelback Road, Phoenix, Arizona
85016.

Directors and Corporate Management


DIRECTORS

 William H. Mallender        - Chairman of the Board and Chief
                               Executive Officer *

 Jack C. Crim                - President and Chief Operating Officer

 Neil W. Benson              - Chartered Accountant, Lewis Golden &
                               Co. **

 Paul L. Foster              - Professor of Finance, Saint Joseph's
                               University **

 Townsend Hoopes             - Retired, formerly President,
                               Association of American Publishers,
                               Inc. **

 Fred Israel                 - Retired, formerly Senior Partner
                               Israel and Raley

 John D. MacNaughton, Jr.    - President, The MacNaughton Co.

 Joseph A. Orlando           - Independent financial consultant **

 Alex Stamatakis             - Chairman of the Board, Stamatakis
                               Industries, Inc. *  **

 John W. Stodder             - Vice Chairman, Jostens, Inc. *

 Donald J. Ulrich            - Owner and Vice Chairman, Ventura
                               Coastal Corporation

 David Victor                - Member, Meyer, Hendricks, Victor,
                               Ruffner & Bivens, P.L.C. **

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

 Daniel R. Mullen            - Vice President and Treasurer

 George W. Poole             - Vice President - Government Relations

                                                      SCHEDULE I
                                                      Page 1 of 6



                          TALLEY INDUSTRIES, INC.
                             (Registrant Only)
                  STATEMENT OF CONDITION (BALANCE SHEET)
                              (IN THOUSANDS)




                                                DECEMBER 31,
                                              1995      1994
Assets                                       ------    ------

Current assets:
  Cash and cash equivalents                $  6,883    $ 10,210
  Prepaid expenses                              296         297
                                           --------    --------
        Total current assets                  7,179      10,507



Investment in and advances to affiliates    141,216     109,345

Deferred charges and other assets             2,607       2,903

         Total assets                      $151,002    $122,755
                                           ========    ========






















See accompanying notes and the notes to the consolidated financial statements.

                                                      SCHEDULE I
                                                      Page 2 of 6



                          TALLEY INDUSTRIES, INC.
                             (Registrant Only)
                  STATEMENT OF CONDITION (BALANCE SHEET)
                              (IN THOUSANDS)




                                               DECEMBER 31,
                                              1995      1994
Liabilities and Stockholders' Equity         ------    ------

Current liabilities:
  Accrued expenses                         $    117    $    109
                                           --------    --------
        Total current liabilities               117         109

  Long-term debt                             90,878      80,691
  Other liabilities                           1,673       1,789

Stockholders' equity:
  Preferred stock, $1 par value,
     authorized 5,000,000 shares
     - Series A                                  67          71
     - Series B                               1,548       1,548
     - Series D                                 120         120
  Common stock, $1 par value,
     authorized 20,000,000 shares            10,053      10,047
  Capital in excess of par value             86,035      86,026
  Foreign currency translation adjustments    (530)        (723)
  Retained earnings                         (38,959)    (56,923)
                                           --------    --------
       Total stockholders' equity            58,334      40,166
                                           --------    --------
       Total liabilities and
         stockholders' equity              $151,002    $122,755
                                           ========    ========











See accompanying notes and the notes to the consolidated financial statements.

                                                      SCHEDULE I
                                                      Page 3 of 6



                           TALLEY INDUSTRIES, INC.
                              (Registrant Only)
                           STATEMENT OF OPERATIONS
                             FOR THE YEARS ENDED
                       DECEMBER 31, 1995, 1994 AND 1993
                                (IN THOUSANDS)



                                         1995      1994      1993
                                     --------  --------  --------
Selling, general and administrative
  expenses                           $      -  $      -  $  1,695
                                     --------  --------  --------
                                            -         -     1,695

Other income                              417       264        69
                                     --------  --------  --------
                                          417       264     1,626
                                     --------  --------  --------
Interest expense                       10,643     9,486     7,367
                                     --------  --------  --------
                                      (10,226)   (9,222)   (8,993)
Income tax benefit                     (9,128)   (6,613)   (3,624)

Loss before earnings of subsidiaries
  and extraordinary gains              (1,098)   (2,609)   (5,369)

Extraordinary gain (loss), net of
  taxes                                14,409         -      (568)

Earnings (loss) from subsidiaries       4,653     6,115      (561)
                                     --------  --------  --------

Net earnings (loss)                  $ 17,964  $  3,506  $ (6,498)
                                     ========  ========  ========















See accompanying notes and the notes to the consolidated financial statements.

                                                      SCHEDULE I
                                                      Page 4 of 6



                           TALLEY INDUSTRIES, INC.
                              (Registrant Only)
                           STATEMENT OF CASH FLOWS
                             FOR THE YEARS ENDED
                       DECEMBER 31, 1995, 1994 AND 1993
                                (IN THOUSANDS)




                                            1995      1994      1993
                                        --------  --------  --------
Cash flows from operating activities    $ 28,533  $ 12,837  $ (6,919)

Cash flows from investing activities:

  Increase in investment in
    subsidiaries                         (23,083)   (8,372)     (168)
                                        --------  --------  --------
      Cash from investing activities     (23,083)   (8,372)     (168)
                                        --------  --------  --------
Cash flows from financing activities:

  Stock redemption and options
    exercised                                 11         -         -
  Proceeds from long-term debt                 -         -    70,000
  Reduction of long-term debt                  -         -   (56,021)
  Decrease in due from affiliates, net    (8,788)       (5)   (1,142)
                                        --------  --------  --------
      Cash from financing activities      (8,777)       (5)   12,837
                                        --------  --------  --------
Increase (decrease) in cash and cash
  equivalents                             (3,327)    4,460     5,750

  Balance at beginning of year            10,210     5,750         -
                                        --------  --------  --------
  Balance at end of year                $  6,883  $ 10,210  $  5,750
                                        ========  ========  ========












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


2.  Long-Term Debt

      Long-term debt consists of 12-1/4% of Senior Discount Debentures, due 2005 with a face value of $126,555,000 and a balance at December 31, 1995 and 1994 of $90,878,000 and $80,691,000,
respectively. Deferred debt issue costs at December 31, 1995, 1994 and 1993 were $2,903,000, $3,199,000 and $3,490,000, respectively.
Deferred debt issue costs are amortized over the life of the respective debt instruments using the straight line method. Amortization of debt expense in 1995, 1994 and 1993 was $296,000, $296,000 and $62,000, respectively.

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


4.  Dividends Received

The parent company received dividends from, or made contributions to consolidated subsidiaries, unconsolidated subsidiaries and 50 percent or less owned persons accounted for by the equity method during the years ended December 31, 1995, 1994 and 1993 of $1,300,000, $-0- and
$2,752,000, respectively.

                                                                                      SCHEDULE II

                                TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                                    Valuation and Qualifying Accounts
                                            December 31, 1995
                                               (thousands)


                                            Additions
                                   ------------------------
                                   Balance at    Charged to    Charged to                  Balance
                                   Beginning     Costs and        Other                    at End
        Description                of Period     Expenses       Accounts    Deductions    of Period
-----------------------------      ---------     ---------     ----------   ----------    ---------
Year Ended December 31, 1995:
  Allowance for doubtful
     accounts - accounts
     receivable                     $  994        $  406         $   -       $  (125)      $1,275

  Reserves for notes receivable      2,358             -             -        (1,098)       1,260


Year Ended December 31, 1994:
  Allowance for doubtful
     accounts - accounts
     receivable                     $1,091        $  372         $  -        $  (469)      $  994

  Reserves for notes receivable      2,274            84            -              -        2,358


Year Ended December 31, 1993:
  Allowance for doubtful
     accounts - accounts
     receivable                     $  867        $  987         $  -        $   763 (a)   $1,091

  Reserves for notes receivable      1,670         1,485            -            881        2,274



Notes:

  (a)  Uncollectible accounts charged against reserves, net of bad debt recoveries.

                                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES                           SCHEDULE III
                                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                                             December 31, 1995
                                               (In thousands)


                                                                Cost Capitalized
                                               Initial Cost to    Subsequent To            Gross Amount at Which
                                                   Company         Acquisition           Carried at Close of Period
                                               ---------------  -----------------  ---------------------------------------
                                                        Bldgs                                 Bldgs
                                                         and     Land    Carrying              and       (3)     (1)(2)(4)
      Description               Encumbrances   Land    Improve  Improve    Costs     Land    Improve   Reserve     Total
------------------------------- ------------ --------  -------  -------  --------  --------  -------  ---------  ---------
Arizona Corporate Park North      $   -0-    $  6,097  $   -0-  $    85  $   206   $  6,388    $-0-   $      0   $  6,388
 (Developed Business Park - AZ)
Elliot & McQueen                    1,796      15,181       0     2,006    2,528     19,715      0      (9,441)    10,274
 (Industrial Property - AZ)
West Wing Ranch                       586      11,030       0       156    3,705     14,891      0      (2,388)    12,503
 (Residential Property - AZ)
McGinty Ranch                         700      12,824       0       250    3,638     16,712      0     (11,348)     5,364
 (Resort & Residential - CA)
Las Montanas                        1,148      11,618       0    28,554    8,079     48,251      0           0     48,251
 (Resort & Residential - CA)
San Antonio                             0      13,117       0         6      649     13,772      0      (8,194)     5,578
 (Industrial, Comm. & Res. - TX)
Other (Each less than 5%)           3,956      27,164   4,715       780    4,775     37,434      0     (20,828)    16,606
 (Comm.,Indus. & Res - AZ)
Collateralized credit lines         1,949           0       0         0        0          0      0           0          0
(Various properties)             -------    --------  ------   -------  -------   --------    -----  --------   --------
                                  $10,135    $ 97,031  $4,715   $31,837  $23,580   $157,163    $-0-   $(52,199)  $104,964
                                  =======    ========  ======   =======  =======   ========    =====  ========   ========
NOTES:

(1)  CARRYING COSTS - RECONCILIATION  OF BEGINNING AND ENDING BALANCE:

                                                                       Years Ended December 31,
                                                                   --------------------------------
                                                                     1995        1994        1993
                                                                   --------    --------    --------
BALANCE JANUARY 1                                                  $110,899    $117,869    $108,733

  ADDITIONS
    Acquisition through foreclosure                                       -           -         250
    Full consolidation of previously unconsolidated joint ventures    4,238           -      19,128

  DEDUCTIONS
    Cost of Real Estate sold/write offs and other charges            (3,173)     (5,973)     (5,272)
    Property given in exchange                                            -        (997)     (4,970)
    Increase in reserve                                              (7,000)          -           -
                                                                   --------    --------    --------
BALANCE DECEMBER 31                                                $104,964    $110,899    $117,869
                                                                   ========    ========    ========

(2)  The total aggregate cost for income tax purposes is $136,000.

(3)  Writedown to net realizable or fair value.

(4)  There were no intercompany profits recognized in connection with above listed properties.


                                                                         F-62




                                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES                           SCHEDULE III
                                  REAL ESTATE AND ACCUMULATED DEPRECIATION                             (Cont.)
                                             December 31, 1995
                                               (In thousands)

                                     (5)
                                    Accum      Date of      Date      Dep
      Description                   Deprec.    Constr.    Acquired    Life
-------------------------------     -------    -------    --------    ----
Arizona Corporate Park North          N/A        N/A       12/89      N/A
 (Developed Business Park - AZ)
Elliot & McQueen                      N/A        N/A       11/85      N/A
(Industrial Property - AZ)
West Wing Ranch                       N/A        N/A       12/87      N/A
(Residential Property - AZ)
McGinty Ranch                         N/A        N/A        3/86      N/A
(Resort & Residential - CA)
Las Montanas                          N/A        N/A      Various     N/A
(Resort & Residential - CA)
San Antonio                           N/A        N/A        5/90      N/A
(Industrial, Comm. & Res. - TX)
Other (Each less than 5%)           1,934        N/A     9/81-7/93    15-40
(Comm.,Indus. & Res - AZ)

(5) The change in accumulated depreciation of $200 during 1995 is due to depreciation expense for the year.


                                                                               SCHEDULE IV
                                                                               Page 1 of 2
                                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
                                       Mortgage Loans on Real Estate
                                             December 31, 1995
                                               (In thousands)




                                                                                                         Principal Amount of
                                                     Periodic                Face Amount  Carrying(a)(c)   Loans Subject to
                           Interest                  Payment       Prior        of         Amount of     Delinquent Principal
      Description            Rate         Date        Terms        Liens     Mortgages     Mortgages          or Interest
------------------------   --------     --------     --------     -------    ---------    -----------    --------------------
Georgia/Canada
--------------
  Commercial properties
  with buildings - 2nd
  Mortgage                 9.5%        Mar 1995        (b)          -         $3,829        $2,829      This amount represents
                                                                                                        a receivable which is
Arizona                                                                                                  in default.
-------
Unimproved commercial
  properties - 1st                     Dec 1995-
  Mortgage                 5.0%-11%    Oct 2008        (b)          -          1,100           852
                                                                              ------        ------
                                                                              $4,929        $3,681
                                                                              ======        ======



                                                                                       SCHEDULE IV
                                                                                       Page 2 of 2
                                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
                                       Mortgage Loans on Real Estate
                                             December 31, 1995
                                               (In thousands)

Notes:

  (a)  Carrying amount of mortgages reconciliation of beginning and ending balances:

                                             Years Ended December 31,
                                          ------------------------------
                                            1995       1994       1993
                                          --------    -------    -------
Balance January 1,                        $  6,028    $ 5,839    $ 8,931

  Additions
    New mortgage loans - principal               -        501        318

  Deductions
    Collections of principal                (1,020)      (237)    (1,888)
    Net change in accrued interest               -        (48)       (12)
    Foreclosures (d)                             -          -       (510)
    Exchange of notes for other assets
      or in settlement of debt              (1,327)         -          -
    Change in reserves                           -        (27)    (1,000)
                                          --------    -------    -------
Balance December 31,                      $  3,681    $ 6,028    $ 5,839
                                          ========    =======    =======
  (b)  Payment terms vary by note, but generally require monthly, quarterly or annual interest and principal payments.

  (c)  The income tax basis of these notes at December 31, 1995 is $4,938.  All loans are of the conventional type.

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

4.1 Amended and Restated Rights Agreement between the Registrant and Chemical Mellon Shareholder Services, L.L.C., successor to Manufacturers Hanover Trust Company of California, as Rights Agent, dated as of April 30, 1986, and amended as of July 21, 1986 and further amended and restated as of February 2, 1996, specifying the terms of the Rights (the " Amended Rights Agreement"), attached as Exhibit 2.4 to the Company's Form 8-A dated February 2, 1996, incorporated herein by this reference.

4.2 Certificate of Designations for Registrant's Series C Junior Participating Preferred Stock (Exhibit A to the Amended Rights Agreement), attached as Exhibit 2.5 to the Company's Form 8-A dated February 2, 1996, incorporated herein by this reference.

4.3         Form of Right Certificate (Exhibit B to the Amended
            Rights Agreement), attached as Exhibit 1.1 to the Company's Form 8-A dated February 2, 1996, incorporated herein by this reference.

4.4 Form of Purchase Agreement between the Company and a selling shareholder or a representative thereof, attached as Exhibit 28.1 to the Company's Form S-3 filed on November 14, 1986 (Registration No. 33-10193), incorporated herein by this reference.

4.5         Report dated May 4, 1987 reporting the April 28, 1987
            Board of Directors' declaration of a five-for-four split of the Company's Common Stock, filed on Form 8-K on May 4, 1987, incorporated herein by this reference.

4.6 Certificate of Designation, Preferences and Rights of Series D Cumulative Convertible Preferred Stock which was attached as Exhibit 4 of Registrant's current report on Form 8-K dated March 17, 1988, incorporated herein by this reference.

4.7 Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Talley Manufacturing and Technology, Inc., attached as Exhibit 4(e) to the Company's Form S-1 dated October 15, 1993, incorporated herein by reference.

4.8 Indenture Agreement between Talley Industries, Inc. and Bank One, Columbus, N.A., a national banking association, as Trustee, dated as of October 15, 1993 relating to the 12-1/4% Senior Discount Debentures due 2005 issued by Talley Industries, Inc. and the exhibits thereto, attached as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

4.9 Indenture Agreement among Talley Manufacturing and Technology, Inc., the Subsidiary Guarantors (as defined), Talley Industries, Inc. and Bank One, Columbus, N.A., a national banking association, as Trustee, dated as of October 15, 1993 relating to the 10-3/4% Senior Notes due 2003 issued by Talley Manufacturing and Technology, Inc. and the exhibits thereto, attached as Exhibit 4.2 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

9.1 Amended and Restated Voting Trust Agreement entered into as of February 7, 1996, by and among Talley Industries, Inc., John J. McMullen and First Interstate Bank of Arizona, N.A., as Trustee, attached as Exhibit 9.1 of Registrant's current report on Form 8-K dated February 2, 1996, incorporated herein by this reference.

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

10.6** Fifth Amendment to Employment Agreement dated April 1, 1995 between the Company and William H. Mallender, attached as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1995, incorporated herein by this reference.

10.7** Amended and Restated Executive Incentive Plan of the Company adopted February 22, 1994, attached as Exhibit
            10.6 to the Company's Form 10-K for the year ended December 31, 1994, incorporated by this reference.

10.8** Long-Term Incentive Plan of the Company adopted July 26, 1983, attached as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1983, incorporated herein by this reference.

10.9** Amended and Restated 1978 Stock Option Plan of the Company, adopted July 26, 1983, attached as Exhibit 4.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1983, incorporated herein by this reference.

10.10** 1990 Stock Option Plan of the Company attached as Exhibit A to the Company's Proxy Statement dated March 21, 1990, incorporated herein by this reference.

10.11** Plan for Deferral of Directors' Fees as established by the Company on December 30, 1975, attached as Exhibit
            10.15 to the Company's Annual Report on Form 10-K for the period ended December 31, 1983, incorporated herein by this reference.

10.12** Amendment dated December 14, 1979 to the Plan for Deferral of Directors' Fees established by the Company on December 30, 1975, attached as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the period ended December 31, 1983, incorporated herein by this reference.

10.13** Second Amended and Restated 1978 Stock Option Plan of the Company, dated July 8, 1987, attached as Exhibit 4.8 to the Company's Form S-8 Registration Statement, filed June 18, 1987, incorporated herein by this reference.

10.14**     Restated Talley Industries, Inc. Retirement Plan
            Directors Only effective July 28, 1987, dated June 14, 1988, attached as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the period ended December 31, 1988, incorporated herein by this reference.

10.15 License Agreement by and between Talley Industries, Inc., Talley Defense Systems, Inc. and Talley Automotive
            Products, Inc., and TRW Inc., dated April 21, 1989 attached as Exhibit 28.1 to the Company's Form 8-K dated April 21, 1989, incorporated herein by this reference.

10.16** Talley Industries, Inc. Executive Death and Retirement Supplemental Plan dated July 1, 1987, attached as Exhibit
            10.31 to the Company's Form 10-K for the period ended December 31, 1989, incorporated herein by this reference.

10.17** Talley Industries, Inc. Restoration Benefit Plan dated November 30, 1975, attached as Exhibit 7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1976, incorporated herein by this reference.

10.18** First Amendment to the Talley Industries, Inc. Executive Death and Retirement Supplemental Plan, dated March 25, 1981, attached as Exhibit 10.34 to the Company's Form 10-K for the period ended December 31, 1990, incorporated herein by this reference.

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

10.21** Second Amendment to Talley Industries, Inc. Retirement Plan Directors Only effective January 1, 1991, dated May 7, 1991, attached as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1991, incorporated herein by reference.

10.22** Form of Indemnification Procedures Agreement between each director of Holdings and Holdings, attached as Exhibit 10(hh) to Amendment No. 1 of the Company's Form S-1 dated September 10, 1993, incorporated herein by reference.

10.23**     Form of Indemnification Procedures Agreement between
            Holdings and each director of Holdings who is also an officer, attached as Exhibit 10(ii) to Amendment No. 1 of the Company's Form S-1 dated September 10, 1993, incorporated herein by reference.

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

10.28** Talley Industries, Inc. Directors Benefit Plan as established by the Company effective January 1, 1994, attached as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 1994, incorporated herein by reference.

10.29** Third Amendment to The Restoration Benefit Plan of Talley Industries, Inc., dated June 30, 1994, attached as
            Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

   11*      Computation of earnings per share.

   21*      Subsidiaries of the Registrant.

 23.1* Consent of Company's Independent Public Accountants to the incorporation by reference of their reports for the current year accompanying the financial statements included in the Company's Forms S-3 and S-8 Registration Statements.

 23.2* Consent of Company's Independent Public Accountants to the incorporation by reference of their report for the current year accompanying the financial statements included in the Form 11-K Annual Report (Exhibit 99.1 herein) for the year ended December 31, 1995 into the Registrant's applicable Form S-8 Registration Statements.

   27*      Financial Data Schedule for Talley industries, Inc.
            December 31, 1995.

 99.1*      Annual Report on Form 11-K for The Employee Stock
            Purchase Plan of Talley Industries, Inc. and Affiliated Companies for the year ended December 31, 1995.

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

 99.5 Third Amendment to Loan and Security Agreement dated December 16, 1994, by and among Talley Manufacturing and Technology, Inc. and Transamerica Business Credit Corporation, as agent, attached as Exhibit 99.5 to the Company's Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

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

99.10       First Amendment to Subsidiary Loan and Security
            Agreement, dated as of December 16, 1994 between Talley Manufacturing and Technology, Inc. and each of certain subsidiaries, attached as Exhibit 99.10 to the Company's Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

99.11 First Amendment to Subsidiary Continuing Guaranty and Security Agreement dated as of December 16, 1994 between Transamerica Business Credit Corporation, and each of the Guarantors (certain subsidiaries), attached as Exhibit
            99.11 to the Company's Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

99.12 Consulting Agreement dated February 7, 1996 by and among Talley Manufacturing and Technology, Inc. and McMullen Consultants Inc., attached as Exhibit 99.1 to the Company's Form 8-K under current report date of February 2, 1996, incorporated herein by reference.






    * Documents marked with an asterisk are filed with this report.


   **       An executive compensation plan or arrangement.