Form 10-Q
period 1996-03-31
TALLEY INDUSTRIES INC
filed 1996-05-14
CIK 96238

Form 10-Q
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549




           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

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

            YES[ X ]                                  NO[   ]

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
Class of Common Stock                            March 31, 1996
 $1.00 par value                                   11,959,501

                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



                                   INDEX


                                                          Page No.

Part I  Financial Information


   Consolidated Balance Sheet -
     March 31, 1996 and December 31, 1995                    1

   Consolidated Statement of Operations -
     Three Months Ended March 31, 1996 and 1995              2

   Consolidated Statement of Cash Flows -
     Three Months Ended March 31, 1996 and 1995              3

   Consolidated Statement of Changes in Stockholders'
     Equity - Three Months Ended March 31, 1996 and 1995     4

   Notes to Consolidated Financial Statements               5-7

   Management's Discussion and Analysis                     8-14





Part II  Other Information


   Legal Proceedings                                       15-16

   Defaults Upon Senior Securities                          16

   Exhibits and Reports on Form 8-K                        16-17

   Signatures                                               18

                      PART I - FINANCIAL INFORMATION

                 TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheet
                               (thousands)

                                         March 31,    December 31,
                                           1996           1995
ASSETS                                   ---------    ------------
  Cash and cash equivalents              $  9,607      $ 10,475
  Accounts receivable, net of allowance
    for doubtful accounts of $1,331
    at March 31, 1996 and $1,275
    at December 31, 1995                   69,918        69,453
  Inventories, net                         74,252        67,191
  Deferred income taxes                     1,200         1,200
  Prepaid expenses                          8,646         8,296
                                         --------      --------
    Current assets                        163,623       156,615

  Realty assets                           103,745       104,964
  Long-term receivables                    10,827        10,113
  Property, plant and equipment, net       48,763        48,760
  Intangibles                              47,119        43,969
  Other assets                              7,842         8,178
                                         --------      --------
    Total assets                         $381,919      $372,599
                                         ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current maturities of long-term debt   $  3,644      $  3,734
  Current maturities of realty debt         1,548         2,155
  Accounts payable                         28,457        22,473
  Accrued expenses                         32,508        32,851
                                         --------      --------
     Current liabilities                   66,157        61,213

  Long-term debt                          230,050       227,736
  Long-term realty debt                     7,961         7,980
  Deferred income taxes                     8,638         7,437
  Other liabilities                         9,048         9,899
  Stockholders' equity:
    Preferred stock, $1 par value,
      authorized 5,000,000 shares:
        Series A                               67            67
        Series B                            1,548         1,548
        Series D                                -           120
    Common stock, $1 par value,
      authorized 20,000,000 shares         11,959        10,053
  Capital in excess of par value           84,036        86,035
  Foreign currency translation adjustment    (502)         (530)
  Accumulated deficit                     (37,043)      (38,959)
                                         --------      --------
      Total stockholders' equity           60,065        58,334
                                         --------      --------
        Total liabilities and
          stockholders' equity           $381,919      $372,599
                                         ========      ========
The accompanying notes are an integral part of the financial statements.

                 TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                   Consolidated Statement of Operations
                   (thousands, except per share amounts)

                                                    Three Months
                                                       Ended
                                                      March 31,
                                                  -----------------
                                                   1996      1995
                                                  -------   -------
Sales                                             $72,742   $67,666
Services                                           14,920    14,475
Royalties                                           7,465     6,568
                                                  -------   -------
                                                   95,127    88,709
                                                  -------   -------
Cost of sales                                      55,378    50,610
Cost of services                                   13,021    12,616
Selling, general, and administrative expenses      16,119    13,825
Provision for reserve on realty assets                  -     7,000
                                                  -------   -------
                                                   84,518    84,051
                                                  -------   -------

Earnings from operations                           10,609     4,658
Other expense, net                                   (952)     (660)
                                                  -------   -------
                                                    9,657     3,998
                                                  -------   -------
Interest expense                                    7,181     7,012
                                                  -------   -------
Earnings (loss) before income taxes and
  extraordinary gain                                2,476    (3,014)
Income tax provision                                  560       873
                                                  -------   -------
Earnings (loss) before extraordinary gain           1,916    (3,887)

Extraordinary gain                                      -     7,261
                                                  -------   -------
    Net earnings                                  $ 1,916   $ 3,374
                                                  =======   =======

Earnings (loss) applicable to common shares       $(3,196)  $ 2,834
                                                  ========  =======
Earnings (loss) per share of common
  stock and common stock equivalents:

Earnings (Loss) before extraordinary gain         $   .13   $  (.28)
Extraordinary gain                                      -       .52
                                                  -------   -------
   Net earnings before consideration for
     induced conversion of preferred stock            .13       .24

Assumed value of conversion inducement               (.42)        -
                                                  -------   -------
   Earnings (loss) applicable to common shares    $  (.29)  $   .24
                                                  =======   =======

The accompanying notes are an integral part of the financial statements.

                 TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
                   Consolidated Statement of Cash Flows
                                (thousands)
                                                 Three Months Ended
                                                      March 31,
                                                 -------------------
                                                   1996       1995
                                                 --------   --------
Cash and cash equivalents at beginning of year   $ 10,475   $ 13,002
                                                 --------   --------
Cash flows from operating activities:
  Net earnings                                      1,916      3,374
  Adjustments to reconcile net income
    to cash flows from operating activities:
     Change in deferred income taxes                1,201          -
     Depreciation and amortization                  2,200      2,188
     Original issue discount amortization on
       debentures                                   2,713      2,409
     Gain on sale of property and equipment           (38)         -
     Extraordinary gain                                 -     (7,261)
     Provision reserve for realty assets                -      7,000
     Other                                             97        415
  Changes in assets and liabilities, net of
    effects from acquired businesses:
     Increase in accounts receivable                 (983)    (5,420)
     Increase in inventories                       (7,061)    (4,590)
     (Increase) decrease in prepaid expenses         (465)       417
     Decrease in realty assets                      1,854        820
     Increase (decrease) in accounts payable        5,984     (1,985)
     Increase (decrease) in accrued expenses         (937)     2,960
     Decrease in other liabilities                   (461)    (1,093)
     Other, net                                       (16)         -
                                                   ------   --------
      Cash flows from operating activities          6,004       (766)

Cash flows from investing activities:
  Purchase of assets of acquired business          (3,876)         -
  Purchases of property and equipment              (1,466)    (1,238)
  Reduction of long-term receivables                  278         54
  Increase in long-term receivables                  (474)         -
  Proceeds from sale of property and equipment         52         29
                                                 --------   --------
   Cash flows from investing activities            (5,486)    (1,155)

Cash flows from financing activities:
  Preferred stock conversion cost                    (213)         -
  Repayment of long-term debt                    (120,774)  (108,938)
  Repayment of realty debt                           (684)    (4,136)
  Proceeds from new long-term debt                120,285    111,268
                                                 --------   --------
   Cash flows from financing activities            (1,386)    (1,806)

Net decrease in cash and cash equivalents            (868)    (3,727)
                                                 --------   --------

Total cash and cash equivalents at March 31      $  9,607   $  9,275
                                                 ========   ========

The accompanying notes are an integral part of the financial statements.



                                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                         Consolidated Statement of Changes in Stockholders' Equity
                             For the Three Months Ended March 31, 1996 and 1995
                                                (thousands)



                                                                           Capital in
                                           Preferred Stock        Common   Excess of  Treasury  Retained
                                    Series A  Series B  Series D   Stock   Par Value   Stock    Earnings
                                    --------  --------  --------  -------  ---------  --------  --------
BALANCE AT DECEMBER 31, 1994         $   71    $1,548    $  120   $10,047   $86,026   $     -   $(56,923)

Net earnings                                                                                       3,374
Conversion to Common stock               (4)                            4
                                     ------    ------    ------   -------   -------    ------   --------
BALANCE AT MARCH 31, 1995            $   67    $1,548    $  120   $10,051   $86,026    $    -   $(53,549)
                                     ======    ======    ======   =======   =======    ======   ========

BALANCE AT DECEMBER 31, 1995         $   67    $1,548    $  120   $10,053   $86,035    $    -   $(38,959)

Net earnings                                                                                       1,916
Conversion to Common Stock                                 (120)    1,906    (1,999)
                                     ------    ------    ------   -------   -------    ------   --------
BALANCE AT MARCH 31, 1996            $   67    $1,548    $    -   $11,959   $84,036    $    -   $(37,043)
                                     ======    ======    ======   =======   =======    ======   ========



The accompanying notes are an integral part of the financial statements.

                 TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements



Note 1 - General

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995 and the results of operations for the three-month period, and cash flows and changes in stockholders' equity for the three-month period ended March 31, 1996 and 1995. Such results, however, may not be indicative of the results for the full year.

For additional information regarding significant accounting policies, and accounting matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 31, 1995.


Note 2 - Inventories

Inventories are summarized as follows (in thousands):

                                        March 31,  December 31,
                                          1996         1995
                                        ---------  -----------
   Raw materials and supplies            $14,886     $11,878
   Work-in-process                        13,166      11,222
   Finished goods                         28,893      28,955
   Inventories applicable to
     government contracts                 17,307      15,136
                                         -------     -------
                                         $74,252     $67,191
                                         =======     =======

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

                 TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements



Note 4 - Acquisition

In January 1996, a subsidiary of the Company acquired certain assets of a manufacturer of a silicone wire product line. The final cash purchase price of this product line was approximately
$3.9 million.


Note 5 - Extraordinary Gain

During the first quarter of 1995, the Company realized a net gain of $7,261,000 from the retirement of realty debt. The gain represents the difference between the value of the debt recorded on the books of the Company and the consideration given and costs incurred to settle the obligations. Due to the Company's net operating tax loss position, there is no tax provision in connection with the gain.


Note 6 - Preferred Stock Conversions

On February 16, 1996, the Company issued 1,905,849 shares of Talley Common Stock in connection with the conversion of all of the Company's Series D Preferred Stock, 702,919 more shares than originally designated. The conversion automatically extinguished all unpaid dividends on that stock, totaling approximately $2.6 million as of December 31, 1995.

On April 22, 1996, pursuant to a conversion offer with respect to the Company's Series B and Series A Preferred Stock, approximately 798,000 shares or approximately 52% of the outstanding shares of Series B and approximately 53,000 shares or approximately 79% of the Series A were converted to Common Stock. Series B holders who converted received 2.5 shares of Common Stock for each outstanding Series B share. Series A holders who converted received 2.0 shares of Common Stock for each outstanding Series A share. Common Stock issued of approximately 1,995,000 shares in connection with the conversion of the Series B Preferred Stock and approximately 106,000 in connection with the conversion of the Series A Preferred Stock was approximately 948,000 and 56,000 more shares than issuable under the original conversion terms of the respective series of preferred stock. Prior to the conversion there were approximately 1,548,000 shares of Series B outstanding and 67,000 shares of Series A outstanding. The conversion automatically extinguishes all unpaid dividends on the Series B and Series A shares that were converted totaling approximately $4.0 million ($5 per share) on the Series B Preferred Stock and totaling approximately $0.3 million ($5.50 per share) on the Series A Preferred Stock at March 31, 1996.

The transactions do not impact the net earnings of the Company, but "earnings applicable to common shares (after deduction of preferred stock dividends)," as supplementally disclosed by the Company, and the "earnings per share of common stock and common equivalent share" have been, or will be reduced. The excess of the fair value of the common shares transferred in the transactions by the Company to the shareholders over the fair value of the common shares issuable pursuant to the original conversion terms have been, or will be subtracted from net earnings in the calculations of net earnings available to common shareholders and earnings per share. During the quarter ended March 31, 1996 earnings available for Common shareholders in the calculation of earnings per share were reduced by $4,639,000 in connection with the conversion of the Series D Preferred Stock.

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

A summary of period-to-period changes in the consolidated statement of earnings is shown below (in thousands):
                                                Three Months
                                                    Ended
                                                   March 31,
                                            ----------------------
                                               1996        1995
REVENUES:                                   ---------    ---------

 Government Products and Services            $ 31,619    $ 30,819
 Airbag Royalties                               7,250       6,276
 Industrial Products                           48,650      43,420
 Specialty Products                             6,315       7,131
 Realty                                         1,293       1,063
                                             --------    --------
                                             $ 95,127    $ 88,709
                                             ========    ========
OPERATING INCOME:

 Government Products and Services            $  2,037    $  1,288
 Airbag Royalties                               7,250       6,276
 Industrial Products                            5,662       6,296
 Specialty Products                               (85)        826
 Realty                                        (1,119)     (8,018)
                                             --------    --------
   Total operating income                      13,745       6,668
 Corporate expense                             (4,204)     (2,814)
 Non-segment interest income                      116         144
 Interest expense                              (7,181)     (7,012)
                                             --------    --------
   Earnings (loss) before income taxes and
     extraordinary gain                      $  2,476    $ (3,014)
                                             ========    ========

Revenues for the three-month period ended March 31, 1996 increased $6.4 million from $88.7 million to $95.1 million, compared with the corresponding period in the prior year. The increase is primarily the result of continued strong demand in the stainless steel market. These increases were partially offset by a decrease in revenue in the Specialty Products segment. Earnings before income taxes and extraordinary gain for the three months ended March 31, 1996 was $2.5 million compared with $3.0 million loss in the first three months of the previous year. The earnings in the first three months of 1995 were reduced by a $7.0 million provision for reserve on realty assets resulting from the decision to sell a property in bulk rather than to pursue parcel sales over the next several years.

Net earnings for the three months ended March 31, 1996 and 1995 were $1.9 million and $3.4 million, respectively. Net earnings for the three months ended March 31, 1995 includes an extraordinary gain of $7.3 million from the retirement of real estate debt for less than book value.

Operating income from both the Government Products and Services segment and the Airbag Royalty segment improved compared with the prior year. Operating income from the Government Products and Services segment increased $0.7 million from $1.3 million to $2.0 million, while royalties in the Airbag Royalty segment increased by $1.0 million from $6.3 million in the first three months of 1995 to $7.3 million for the first three months of 1996. Operating income from the Industrial Products segment for the three months ended March 31, 1996, when compared with the first three months of 1995, was $0.6 million lower, while operating income from the Company's Specialty Products segment decreased $0.9 million. Losses in the Realty segment decreased by $6.9 million for the first three months of 1996, when compared with the prior year, mainly due to a $7.0 million provision for reserve on realty assets recorded in the first quarter of 1995.

The gross profit percentage, excluding airbag royalties and the provision for reserve on realty assets, of 22.2%, for the three months ended March 31, 1996 was down slightly from the gross profit percentage of 23.3% for the comparable period in 1995. The slight decrease from the prior year is primarily due to lower margins on sales made by the Company's stainless steel distributors, as prices moderated following the substantial increases experienced in the first quarter of the prior year.

  Government Products and Services. Revenue and operating income for the three months ended March 31, 1996 increased slightly by $0.8 million and $0.7 million, respectively, when compared with the same period in the prior year. Results in the first quarter of 1995 were adversely impacted by losses, or low margins, on certain contracts.

  Airbag Royalties. Revenue from airbag royalties increased from $6.3 million in the first three months of 1995 to $7.3 million in the comparable three months of 1996. The increased royalty is primarily the result of increasing airbag implementation rates, both in terms of the number of vehicles containing airbags and the number of airbags installed in a given vehicle. (Also see "Other Matters" as a separate caption within Management's Discussion and Analysis of Financial Condition and Results of Operations).

 Industrial Products. In the three-month period ended March 31, 1996, Industrial Products sales increased $5.2 million while operating income decreased $0.6 million, when compared with the same period in 1995. Increases in sales resulted from increased orders for stainless steel bars and rods and increased demand for ceramic insulator products, while decreases in operating income are due to slightly lower selling prices and lower margins for stainless steel, particularly for the Company's stainless steel distributor subsidiaries.

 Specialty Products. During the first three months of 1996, sales for the Specialty Products segment decreased 11%, from $7.1 million to $6.3 million, while operating income decreased $0.9 million when compared to the same period in 1995. The decrease in sales is primarily a result of lower button sales caused by the slow-down in the apparel industry and the effect of the prolonged winter on insecticide sales.

 Realty. Sales of real estate during the three months ended March 31, 1996 were $1.3 million compared with $1.1 million for the comparable period in 1995. The operating loss decreased from $8.0 million in the first three months of 1995 to $1.1 million in the first three months of 1996, due primarily to a $7.0 million provision for reserve on realty assets in the prior year, resulting from the decision to sell a property in bulk rather than to pursue parcel sales over the next several years.

 Other. Interest expense for the three months ended March 31, 1996 increased slightly to $7.2 million, from $7.0 million in the comparable period in 1995. Corporate overhead for 1996 and 1995 is above historical levels due to high litigation costs incurred in connection with the airbag Asset Purchase Agreement and License Agreement. The overhead expenses increased in the first three months of 1996 from $2.8 million to $4.2 million when compared with the comparable period in 1995. The income tax provision for the first three months of 1996 was $0.6 million compared to $0.9 million in the comparable period in 1995. Due to unrecognized federal tax carryforward benefits, primarily the result of losses in the Company's real estate segment, the Company has no Federal tax provision in 1995 or 1996. The tax provision in 1995 and 1996 is provided for foreign and state jurisdictions.

Financial Condition, Liquidity and Capital Resources
- ----------------------------------------------------
At March 31, 1996, the Company had $9.6 million in cash and cash equivalents and net working capital of $97.5 million. Cash generated from operating activities for the three months ended March 31, 1996 was $6.0 million. The amount primarily reflects cash generated from earnings, an increase in accounts payable and a reduction in realty assets, offset in part by cash used as a result of an increase in inventories. Cash used in operations during the three months of 1995 was $0.8 million. Cash used in investing activities during the three months ended March 31, 1996 was $5.5 million, consisting primarily of purchase of assets of a product line and capital expenditures. Cash used in financing activities of $1.4 million reflects a reduction in realty debt and a decrease in the Company's revolving debt facility.

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

At March 31, 1996 availability under the total facility was approximately $48.3 million, of which approximately $26.7 million was borrowed. Upon the occurrence of certain specified events, at any time following the third anniversary of the secured credit facility, the agent thereunder may elect to terminate the facility.

The Company anticipates that the present capital structure will support the long-term growth of the Company's core businesses and permit the implementation of its strategy to use proceeds received from TRW, on account of TRW's airbag royalty obligation, and from the sale of the assets of its real estate operations to reduce the Company's total indebtedness.

As a holding company with no significant operating or income-producing assets beyond its stock interests in Talley Manufacturing and the subsidiaries holding its real estate operations, the Company will be dependent primarily upon distributions from those subsidiaries in order to meet its debt service and other obligations. The Company will be entitled to receive certain distributions from Talley Manufacturing (absent certain defaults under Talley Manufacturing indebtedness) for a period of five years, to be used to fund certain carrying and other costs associated with the disposition of the Company's real estate assets. The Company is required to use certain funds received from Talley Manufacturing and certain funds from real estate sales to make offers to redeem certain indebtedness of the Company. Because the cash available to the Company is required to be used for these specific purposes, and because certain debt covenants limit the Company's ability to incur additional indebtedness, the Company will be dependent upon the payment of dividends from Talley Manufacturing (which payments will generally be limited by debt covenants of Talley Manufacturing) and to future sales of equity securities as its primary sources of discretionary liquidity. To the extent such sources do not provide adequate funds, the Company may be unable to fund expected costs and improvements associated with its real estate holdings or to make cash interest payments on its outstanding indebtedness when required. Nevertheless, and particularly in light of the absence of requirements for the Company to make cash payments of interest on its Discount Debentures until April 15, 1999, the Company believes that funds will be available in sufficient amounts, and at the required times, to permit the Company to meet its obligations.

The Company has commenced an offer to repurchase up to $17.3 million aggregate principal amount ($12.9 million accreted value) of its Senior Discount Debentures. The Company is obligated to make this offer at this time and in this amount pursuant to the terms of the Senior Discount Debentures. The amount of this offer is based upon Excess Airbag Royalties (as that term is defined in the Senior Discount Debentures), and a portion of certain real estate sales. The aggregate purchase price for these debentures will be $14.4 million, which includes a prepayment premium and accrued interest. If this repurchase offer is fully subscribed, the payment to the bondholders will represent a reduction of approximately 14 percent of the total accreted value, which was approximately $94 million at March 31, 1996. Funds for the repurchase will be available under the Company's revolving credit facility and cash on hand.

Other Matters
- -------------

Litigation
- ----------
On June 27, 1995, the federal district court for the District of Arizona entered judgment against TRW Inc. in favor of the Company in TRW Inc. vs. Talley Industries, Inc. et al. The court dismissed all claims asserted by TRW against the Company while the jury reached a verdict in favor of the Company on its counterclaims against TRW, awarding the Company a total of $138 million. The award (which is in addition to (i) royalty payments of $24.4 million paid prior to the judgment pursuant to a preliminary injunction order, and (ii) the court's January 26, 1996 award of $7.1 million for attorneys' fees and recoverable costs relating to this litigation) represents the jury's determination of the present value of the royalties that would otherwise have been paid to the Company by TRW for the period from April 1995 through April 2001.

The litigation in which this judgment was entered arose out of the Asset Purchase Agreement dated February 4, 1989 and the License Agreement dated April 21, 1989, between TRW and the Company pursuant to which TRW acquired the Company's airbag business. The court dismissed TRW's claims that the Company had breached a non-compete provision contained in the Asset Purchase Agreement, thereby entitling TRW to terminate airbag royalty payments to the Company under the License Agreement (which it purported to do in February 1994) and obtain a paid-up license to use the Company's airbag technology. The jury found in fact that TRW had improperly terminated and repudiated the License Agreement. TRW has filed an appeal of the judgment to the Ninth Circuit Court of Appeals, on which oral argument was heard on February 14, 1996. TRW has also filed a notice of appeal from the district court's award of attorneys' fees and expenses.

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

Certain other claims asserted by TRW and the Company against each other are the subject of a separate action which remains pending. In that action, TRW has challenged certain representations by the Company that the airbag manufacturing plant sold to TRW by the Company in 1989 met applicable government requirements, and that the associated real estate was sufficient to permit construction of certain additional facilities. The Company's claims against TRW include claims that TRW failed to properly exploit the license granted to TRW by the Company in 1989 and denied the Company certain contractually provided audit rights. It is currently anticipated that these remaining claims will come to trial in 1996. Management anticipates that the above-described claims will be resolved without any material adverse impact on the results of operations or financial position of the Company.


Preferred Share Purchase Rights Plan Amendment
- ----------------------------------------------
In February 1996, the Company amended its existing Preferred Share Purchase Rights Plan. The Rights were originally issued ten years ago, in April 1986, and were scheduled to expire in April 1996.
The amendment extends the term of the Rights and updates the Rights to contain provisions comparable to the rights presently held by shareholders in many other publicly held American companies. As before, the Rights are not exercisable presently and are not transferable apart from the common stock; the Rights will become exercisable and trade separately from the common stock only in certain circumstances when the possibility of an abusive or unfair takeover of the Company arises. The Rights may be redeemed by the Company's Board of Directors at any time before they become exercisable.

Preferred Stock Conversions
- ---------------------------
On February 16, 1996, the Company issued 1,905,849 shares of Talley Common Stock in connection with the conversion of all of the Company's Series D Preferred Stock, 702,919 more shares than originally designated. The conversion automatically extinguished all unpaid dividends on that stock, totaling approximately $2.6 million as of December 31, 1995.

On April 22, 1996, pursuant to a conversion offer with respect to the Company's Series B and Series A Preferred Stock, approximately 798,000 shares or approximately 52% of the outstanding shares of

Series B and approximately 53,000 shares or approximately 79% of the Series A were converted to Common Stock. Series B holders who converted received 2.5 shares of Common Stock for each outstanding Series B share. Series A holders who converted received 2.0 shares of Common Stock for each outstanding Series A share. Common Stock issued of approximately 1,995,000 shares in connection with the conversion of the Series B Preferred Stock and approximately 106,000 in connection with the conversion of the Series A Preferred Stock was approximately 948,000 and 56,000 more shares than issuable under the original conversion terms of the respective series of preferred stock. Prior to the conversion there were approximately 1,548,000 shares of Series B outstanding and 67,000 shares of Series A outstanding. The conversion automatically extinguishes all unpaid dividends on the Series B and Series A shares that were converted totaling approximately $4.0 million
($5 per share) on the Series B Preferred Stock and totaling approximately $0.3 million ($5.50 per share) on the Series A Preferred Stock at March 31, 1996.

The transactions do not impact the net earnings of the Company, but "earnings applicable to common shares (after deduction of preferred stock dividends)," as supplementally disclosed by the Company, and the "earnings per share of common stock and common equivalent share" have been, or will be reduced. The excess of the fair value of the common shares transferred in the transactions by the Company to the shareholders over the fair value of the common shares issuable pursuant to the original conversion terms have been, or will be subtracted from net earnings in the calculations of net earnings available to common shareholders and earnings per share. During the quarter ended March 31, 1996 earnings available for Common shareholders in the calculation of earnings per share were reduced by $4,639,000 in connection with the conversion of the Series D Preferred Stock.


Recently Issued Accounting Standards
- ------------------------------------
On January 1, 1996 the Company adopted Statement of Financial Accounting Standards No.121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which is effective for fiscal years beginning after December 15, 1995. The application of this Statement requires the Company to carry real estate projects that are substantially complete and ready for their intended use at the lower of cost or fair value, less cost to sell. If the sum of the expected future net cash flow (undiscounted and without interest charges) is less than the carrying amount of projects that are not substantially complete and ready for their intended use, an impairment loss would be recognized. The Company, consistent with existing generally accepted accounting principles, currently states the majority of its land and land under development at the lower of cost or net realizable value. No adjustments were required in the carrying value of the Company's real estate assets upon adoption of this pronouncement.

                        PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

On June 27, 1995, the federal district court for the District of Arizona entered judgment against TRW Inc. in favor of the Company in TRW Inc. vs. Talley Industries, Inc. et al. The court dismissed all claims asserted by TRW against the Company while the jury reached a verdict in favor of the Company on its counterclaims against TRW, awarding the Company a total of $138 million. The award (which is in addition to (i) royalty payments of $24.4 million paid prior to the judgment pursuant to a preliminary injunction order, and (ii) the court's January 26, 1996 award of $7.1 million for attorneys' fees and recoverable costs relating to this litigation) represents the jury's determination of the present value of the royalties that would otherwise have been paid to the Company by TRW for the period from April 1995 through April 2001.

The litigation in which this judgment was entered arose out of the Asset Purchase Agreement dated February 4, 1989 and the License Agreement dated April 21, 1989, between TRW and the Company pursuant to which TRW acquired the Company's airbag business. The court dismissed TRW's claims that the Company had breached a non-compete provision contained in the Asset Purchase Agreement, thereby entitling TRW to terminate airbag royalty payments to the Company under the License Agreement (which it purported to do in February 1994) and obtain a paid-up license to use the Company's airbag technology. The jury found in fact that TRW had improperly terminated and repudiated the License Agreement. TRW has filed an appeal of the judgment to the Ninth Circuit Court of Appeals, on which oral argument was heard on February 14, 1996. TRW has also filed a notice of appeal from the district court's award of attorneys' fees and expenses.

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

Certain other claims asserted by TRW and the Company against each other are the subject of a separate action which remains pending. In that action, TRW has challenged certain representations by the Company that the airbag manufacturing plant sold to TRW by the Company in 1989 met applicable government requirements, and that the associated real estate was sufficient to permit construction of certain additional facilities. The Company's claims against TRW include claims that TRW failed to properly exploit the license granted to TRW by the Company in 1989 and denied the Company certain contractually provided audit rights. It is currently anticipated that these remaining claims will come to trial in 1996. Management anticipates that the above-described claims will be resolved without any material adverse impact on the results of operations or financial position of the Company.


Item 3.  Defaults Upon Senior Securities
- ----------------------------------------
(b) The Company has not made any dividend payments on its preferred and common shares since the first quarter of 1991, and the ability to pay dividends in the future is limited by the provisions of the Company's debt agreements. Dividends on the shares of Series A and Series B Preferred Stock are cumulative and must be paid in the event of liquidation and before any distribution to holders of Common stock. Annual dividends of $1.10 per share, and $1.00 per share, accrue with respect to outstanding shares of Series A Preferred Stock and Series B Preferred Stock, respectively. Cumulative dividends on preferred shares that have not been declared or paid as of March 31, 1996 are approximately $367,000 ($5.50 per share) for the Series A shares and $7,739,000 ($5.00 per share) for the Series B shares. The dividends in arrears have been reduced in April 1996 as a result of the conversion of approximately 798,000 shares of Series B and approximately 53,000 of Series A. (See Notes to Consolidated Financial Statements and Management's Discussion and Analysis).

     The Company's preferred stockholders have certain voting rights with respect to the election of two directors which were triggered by the dividend arrearages. The preferred stock does not provide any other voting rights or remedies to the preferred stockholders in the event of a dividend arrearage.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
(a)  Exhibits:

        11*      Computation of Earnings per Common and Common
                 Equivalent Share.

        27*      Financial Data Schedule for Talley Industries,
                 Inc., March 31, 1996.

      99.1* Waiver and Fourth Amendment to Loan and Security Agreement dated March 20, 1996 by and among Talley Manufacturing and Technology, Inc. and Transamerica Business Credit Corporation, as agent.

      99.2*      Second Amendment to Subsidiary Loan and Security
                 Agreement, dated as of March 20, 1996 between Talley Manufacturing and Technology, Inc. and each of certain subsidiaries.

      99.3*      Second Amendment To The Talley Industries, Inc.
                 Executive Death and Retirement Supplemental Plan, dated December 22, 1994.

      99.4*      Third Amendment To The Talley Manufacturing and
                 Technology, Inc. Executive Death and Retirement
                 Supplemental Plan, dated March 20, 1996.

      99.5*      Talley Manufacturing and Technology, Inc.
                 Executive Disability Income Plan, dated March 20,
                 1996.

      99.6*      Talley Manufacturing and Technology, Inc.
                 Executive Restoration Benefit Plan, dated October
                 25, 1995.

      99.7*      Talley Manufacturing and Technology, Inc. Trust
                 Under The Executive Benefit Plans, dated March
                 20, 1996.

*   Documents marked with an asterisk are filed with this report.

(b) Reports on Form 8-K:

     A report dated February 2, 1996 related to the Preferred
     Share Purchase Rights Plan Amendment and the conversion of the Company's Series D preferred stock was filed on February
     8, 1996 on Form 8-K.

"Safe harbor" statement under the Private Securities Litigation
Reform Act of 1995 and any applicable state laws:

     Certain of the statements in the Management's Discussion and Analysis and elsewhere in this report are not historical facts and are "forward looking statements" that involve risks and uncertainties, including, but not limited to, the course and results of litigation affecting the Company (including the litigation with TRW Inc.), stock market conditions and fluctuations, future economic conditions, the impact of competitive products, services and pricing, research and development, commercialization and technological difficulties, government contracting risks, the availability and cost of financing, environmental matters, the values and marketability of real estate held by the Company, the effect of the Company's accounting policies and a number of other risks described in this report.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TALLEY INDUSTRIES, INC.
                                   ----------------------------
                                   (Registrant)






Date:    May 13, 1996              By Kenneth May
     ------------------------         -------------------------
                                      Kenneth May
                                      Vice President, Controller
                                      Principal Accounting
                                      Officer





Date:    May 13, 1996              By Mark S. Dickerson
     ------------------------         -------------------------
                                      Mark S. Dickerson
                                      Vice President
                                      and Secretary