Form 10-Q
period 1996-06-30
TALLEY INDUSTRIES INC
filed 1996-08-02
CIK 96238

Form 10-Q
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549




           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996

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

            YES[ X ]                                  NO[   ]

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
Class of Common Stock                             June 30, 1996
 $1.00 par value                                    14,070,283

                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



                                   INDEX



                                                                    Page No.

Part I  Financial Information


   Consolidated Balance Sheet -
     June 30, 1996 and December 31, 1995                                1

   Consolidated Statement of Operations -
     Three Months and Six Months Ended
     June 30, 1996 and 1995                                             2

   Consolidated Statement of Cash Flows -
     Six Months Ended June 30, 1996 and 1995                            3

   Consolidated Statement of Changes in Stockholders'
     Equity - Six Months Ended June 30, 1996 and 1995                   4

   Notes to Consolidated Financial Statements                          5-7

   Management's Discussion and Analysis                                8-15





Part II  Other Information


   Legal Proceedings                                                  16-17

   Defaults Upon Senior Securities                                      17

   Submission of Matters to a Vote of Security Holders                17-18

   Exhibits and Reports on Form 8-K                                   18-19

   Signatures                                                           20

                      PART I - FINANCIAL INFORMATION

                 TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheet
                                (thousands)
                                                    June 30,     December 31,
                                                      1996          1995
                                                   ----------    ------------
ASSETS
  Cash and cash equivalents                          $  6,487      $ 10,475
  Accounts receivable, net of allowance for
    doubtful accounts of $1,371 at June 30,
    1996 and $1,275 at December 31, 1995               61,982        69,453
  Inventories, net                                     79,253        67,191
  Deferred income taxes                                 1,200         1,200
  Prepaid expenses                                     10,447         8,296
                                                     --------      --------
    Current assets                                    159,369       156,615

  Realty assets                                       103,516       104,964
  Long-term receivables, net                           10,686        10,113
  Property, plant and equipment, net                   48,941        48,760
  Intangibles, net                                     46,102        43,969
  Deferred charges and other assets                     7,288         8,178
                                                     --------      --------
    Total assets                                     $375,902      $372,599
                                                     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current maturities of long-term debt               $  3,215      $  3,734
  Current maturities of realty debt                     1,528         2,155
  Accounts payable                                     30,706        22,473
  Accrued expenses                                     33,250        32,851
                                                     --------      --------
     Current liabilities                               68,699        61,213

  Long-term debt                                      224,835       227,736
  Long-term realty debt                                 7,415         7,980
  Deferred income taxes                                 9,094         7,437
  Other liabilities                                     9,397         9,899
  Stockholders' equity:
    Preferred stock, $1 par value,
      authorized 5,000,000 shares:
        Series A                                           14            67
        Series B                                          750         1,548
        Series D                                            -           120
    Common stock, $1 par value,
      authorized 20,000,000 shares                     14,070        10,053
  Capital in excess of par value                       82,670        86,035
  Foreign currency translation adjustment                (526)         (530)
  Accumulated deficit                                 (40,516)      (38,959)
                                                     --------      --------
      Total stockholders' equity                       56,462        58,334
                                                     --------      --------
        Total liabilities and stockholders' equity   $375,902      $372,599
                                                     ========      ========

The accompanying notes are an integral part of the financial statements.

                 TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                   Consolidated Statement of Operations
                   (thousands, except per share amounts)


                                   Three Months          Six Months
                                      Ended                Ended
                                     June 30,             June 30,
                               -------------------   -------------------
                                 1996       1995       1996       1995
                               --------   --------   --------   --------
Sales                          $ 69,847   $ 77,601   $142,589   $145,267
Services                         17,902     15,060     32,822     29,535
Royalties                         6,221      7,645     13,686     14,213
                               --------   --------   --------   --------
                                 93,970    100,306    189,097    189,015
                               --------   --------   --------   --------
Cost of sales                    52,315     56,578    107,693    107,188
Cost of services                 15,847     13,170     28,868     25,786
Selling, general,
  and administrative expenses    18,694     18,130     34,813     31,955
Provision for reserve on
  realty assets                       -          -          -      7,000
                               --------   --------   --------   --------
                                 86,856     87,878    171,374    171,929
                               --------   --------   --------   --------
Earnings from operations          7,114     12,428     17,723     17,086
Other income (expense), net      (1,241)    (1,057)    (2,193)    (1,717)
                               --------   --------   --------   --------
                                  5,873     11,371     15,530     15,369
                               --------   --------   --------   --------
Interest expense                 (8,833)    (7,391)   (16,014)   (14,403)
                               --------   --------   --------   --------
Earnings (loss) before income
  taxes and extraordinary gain   (2,960)     3,980       (484)       966
Income tax provision                513      1,193      1,073      2,066
                               --------   --------   --------   --------
Earnings (loss) before
  extraordinary gain             (3,473)     2,787     (1,557)    (1,100)

Extraordinary gain                    -        542          -      7,803
                               --------   --------   --------   --------
  Net earnings(loss)           $ (3,473)  $  3,329   $ (1,557)  $  6,703
                               ========   ========   ========   ========

Earnings (loss) applicable
  to common shares             $(11,112)  $  2,787   $(14,308)  $  5,621
                               ========   ========   ========   ========
Earnings (loss) per
  share of common stock and
  common stock equivalents:

Earnings (loss) before
  extraordinary gain           $   (.27)  $    .20   $   (.18)  $   (.08)
Extraordinary gain                    -        .04          -        .56
                               --------   --------   --------   --------
Net earnings(loss)before
  consideration for induced
  conversion of preferred stock    (.27)       .24       (.18)       .48

Assumed value of conversion
  inducement                       (.55)         -       (.98)         -
                               --------   --------   --------   --------
  Earnings (loss) applicable
    to common shares           $   (.82)  $    .24   $  (1.16)  $    .48
                               ========   ========   ========   ========
Weighted average shares
  outstanding                    13,582     14,001     12,289     14,002
                               ========   ========   ========   ========



The accompanying notes are an integral part of the financial statements.

                 TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
                   Consolidated Statement of Cash Flows
                                (thousands)
                                                             Six Months Ended
                                                                 June 30,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
Cash and cash equivalents at beginning of year              $ 10,475  $ 13,002
                                                            --------  --------
Cash flows from operating activities:
  Net earnings (loss)                                         (1,557)    6,703
  Adjustments to reconcile net income
    to cash flows from operating activities:
     Change in deferred income taxes                           1,657         4
     Depreciation and amortization                             4,388     4,494
     Original issue discount amortization on debentures        5,444     4,942
     Gain on sale of property and equipment                      (53)      (20)
     Extraordinary gain                                            -    (7,803)
     Provision reserve for realty assets                           -     7,000
     Other                                                     1,540    (1,186)
  Changes in assets and liabilities, net of effects from
    acquired businesses:
     (Increase) decrease in accounts receivable                6,458    (7,060)
     Increase in inventories                                 (12,062)   (5,954)
     Increase in prepaid expenses                             (2,494)   (2,155)
     Decrease in realty assets                                 2,030     3,754
     Increase in accounts payable                              8,233       205
     Increase (decrease) in accrued expenses                    (254)    2,096
     Decrease in other liabilities                              (527)   (1,518)
     Other, net                                                  (16)      143
                                                            --------  --------
      Cash flows from operating activities                    12,787     3,645

Cash flows from investing activities:
  Purchase of assets of acquired business                     (4,030)        -
  Purchases of property and equipment                         (2,675)   (3,242)
  Reduction of long-term receivables                             788       111
  Increase in long-term receivables                             (501)        -
  Proceeds from sale of property and equipment                    76        45
                                                            --------  --------
   Cash flows from investing activities                       (6,342)   (3,086)

Cash flows from financing activities:
  Preferred stock conversion cost                               (319)        -
  Long-term debt repayments                                 (263,029) (242,479)
  Realty debt repayments                                      (1,250)   (5,696)
  Long-term debt borrowings                                  254,165   244,847
                                                            --------  --------
   Cash flows from financing activities                      (10,433)   (3,328)

Net decrease in cash and cash equivalents                     (3,988)   (2,769)
                                                            --------  --------
Total cash and cash equivalents at June 30                  $  6,487  $ 10,233
                                                            ========  ========

The accompanying notes are an integral part of the financial statements.


                                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                         Consolidated Statement of Changes in Stockholders' Equity
                              For the Six Months Ended June 30, 1996 and 1995
                                                (thousands)




                                           Preferred Stock                 Capital in
                                    ----------------------------  Common   Excess of   Treasury   Retained
                                    Series A  Series B  Series D   Stock   Par Value     Stock    Earnings
                                    --------  --------  --------  -------  ----------  --------   --------
BALANCE AT DECEMBER 31, 1994         $   71    $1,548    $  120   $10,047    $86,026   $     -    $(56,923)

Net earnings                                                                                         6,703
Conversion to Common stock               (4)                            4
                                     ------    ------    ------   -------    -------   -------    --------
BALANCE AT JUNE 30, 1995             $   67    $1,548    $  120   $10,051    $86,026   $     -    $(50,220)
                                     ======    ======    ======   =======    =======   =======    ========

BALANCE AT DECEMBER 31, 1995         $   67    $1,548    $  120   $10,053    $86,035   $     -    $(38,959)

Net loss                                                                                            (1,557)
Conversion to Common Stock              (53)     (798)     (120)    4,007     (3,434)
Stock grant                                                            10         69
                                     ------    ------    ------   -------    -------   -------    --------
BALANCE AT JUNE 30, 1996             $   14    $  750    $    -   $14,070    $82,670   $     -    $(40,516)
                                     ======    ======    ======   =======    =======   =======    ========





The accompanying notes are an integral part of the financial statements.


                 TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements



Note 1 - General
- ----------------

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995 and the results of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and cash flows and changes in stockholders' equity for the six-month periods ended June 30, 1996 and 1995. Such results, however, may not be indicative of the results for the full year.

For additional information regarding significant accounting policies, and accounting matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 31, 1995.


Note 2 - Inventories
- --------------------

Inventories are summarized as follows (in thousands):

                                        June 30,   December 31,
                                          1996         1995
                                        --------   ------------
   Raw materials and supplies           $16,773      $11,878
   Work-in-process                       14,133       11,222
   Finished goods                        31,717       28,955
   Inventories applicable to
     government contracts                16,630       15,136
                                        -------      -------
                                        $79,253      $67,191
                                        =======      =======

Note 3 - Earnings Per Share
- ---------------------------

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

                 TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements


Note 4 - Acquisition
- --------------------

In January 1996, a subsidiary of the Company acquired certain assets of a manufacturer of a silicone wire product line. The cash purchase price of this product line was approximately $4.0 million.


Note 5 - Extraordinary Gain
- ---------------------------

During the first six months of 1995, the Company realized a net gain of $7,803,000 from the retirement of realty debt. The gain represents the difference between the value of the debt recorded on the books of the Company and the consideration given and costs incurred to settle the obligations. Due to the Company's net operating tax loss position, there is no tax provision in connection with the gain.


Note 6 - Preferred Stock Conversions
- ------------------------------------

On February 16, 1996, the Company issued 1,905,849 shares of Talley Common Stock in connection with the conversion of all of the Company's Series D Preferred Stock, 702,919 more shares than originally designated. The conversion automatically extinguished all unpaid dividends on that stock, totaling approximately $2.6 million as of December 31, 1995.

On April 22, 1996, pursuant to a conversion offer with respect to the Company's Series B and Series A Preferred Stock, approximately 798,000 shares or approximately 52% of the outstanding shares of Series B and approximately 53,000 shares or approximately 79% of the Series A were converted to Common Stock. Series B holders who converted received 2.5 shares of Common Stock for each outstanding Series B share. Series A holders who converted received 2.0 shares of Common Stock for each outstanding Series A share. Common Stock issued of approximately 1,995,000 shares in connection with the conversion of the Series B Preferred Stock and approximately 106,000 in connection with the conversion of the Series A Preferred Stock was approximately 948,000 and 56,000 more shares than issuable under the original conversion terms of the respective series of preferred stock. Prior to the conversion there were approximately 1,548,000 shares of Series B outstanding and 67,000 shares of Series A outstanding. The conversion automatically extinguishes all unpaid dividends on the Series B and Series A shares that were converted, totaling approximately $4.0 million ($5 per share) on the Series B Preferred Stock and totaling approximately $0.3 million ($5.50 per share) on the Series A Preferred Stock at March 31, 1996.

The transactions do not impact the net earnings of the Company, but "earnings applicable to common shares (after deduction of preferred stock dividends)," as supplementally disclosed by the Company, and the "earnings per share of common stock and common equivalent share" have been reduced. The excess of the fair value of the common shares transferred in the transactions by the Company to the shareholders over the fair value of the common shares issuable pursuant to the original conversion terms have been subtracted from net earnings in the calculations of net earnings available to common shareholders and earnings per share. At June 30, 1996 earnings available for Common shareholders in the calculation of earnings per share were reduced by $12,037,000 in connection with the conversion of the Preferred Stock.

Note 7 - Bonds Repurchased
- --------------------------

On June 11, 1996, the Company repurchased $17.3 million aggregate principal amount of the 12.25% Senior Discount Debentures. The purchase price of the debentures was $14.4 million, or approximately $830 per $1,000 principal amount of the debentures. The purchase price consisted of an accreted value of $757 plus a premium of $73 per $1,000 principal amount.

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

A summary of period-to-period changes in the consolidated statement of earnings is shown below (in thousands):

                            Three Months        Six Months
                               Ended               Ended
                              June 30,            June 30,
                         ------------------  ------------------
                           1996      1995      1996      1995
REVENUES:                --------  --------  --------  --------
 Government Products
   and Services          $ 37,352  $ 37,784  $ 68,971  $ 68,603
 Airbag Royalties           6,143     7,300    13,393    13,576
 Industrial Products       42,824    46,521    91,474    89,941
 Specialty Products         7,447     8,684    13,762    15,815
 Realty                       204        17     1,497     1,080
                         --------  --------  --------  --------
                         $ 93,970  $100,306  $189,097  $189,015
                         ========  ========  ========  ========
OPERATING INCOME:

 Government Products
   and Services          $  2,756  $  3,388  $  4,793  $  4,676
 Airbag Royalties           6,143     7,300    13,393    13,576
 Industrial Products        5,686     6,034    11,348    12,330
 Specialty Products          (317)      908      (402)    1,734
 Realty                    (1,382)   (1,129)   (2,501)   (9,147)
                         --------  --------  --------  --------
   Total operating income  12,886    16,501    26,631    23,169
 Corporate expense         (7,109)   (5,314)  (11,313)   (8,128)
 Non-segment interest
   income                      96       184       212       328
 Interest expense          (8,833)   (7,391)  (16,014)  (14,403)
                         --------  --------  --------  --------
   Earnings (loss) before
   income taxes and
   extraordinary gain    $ (2,960) $  3,980  $   (484) $    966
                         ========  ========  ========  ========

Revenues for the six-month period ended June 30, 1996 of $189.1 million were equal to the $189.0 million recorded in the prior year. Increases in the stainless steel products of the Company's Industrial Products segment were offset by a decrease in revenue in the Specialty Products segment. Loss before income taxes and extraordinary gain for the six months ended June 30, 1996 was $0.5 million compared with earnings of $1.0 million in the first six months of the previous year. Included in the results for 1996 are costs of approximately $5.5 million incurred and accrued in connection with the Company's litigation with TRW Inc. and a charge to interest expense of $1.6 million, reflecting the premium and deferred debt costs associated with the Company's repurchase of $17.3 million aggregate principal amount of its 12.25% Senior Discount Debentures. The before tax earnings in the first six months of 1995 were reduced by a $7.0 million provision for reserve on realty assets resulting from the decision to sell a property in bulk rather than to pursue parcel sales over the next several years.

Net loss for the six months ended June 30, 1996 was $1.6 million, while net earnings for the comparable period in 1995 were $6.7 million. Net earnings for the six months ended June 30, 1995 includes an extraordinary gain of $7.8 million from the retirement of real estate debt for less than book value.

Operating income for the six months ended June 30, 1996 for the Government Products and Services segment and the Airbag Royalties segment were approximately equal to the respective amounts reported in prior period results, while operating income for the Industrial Products segment and the Specialty Products segment for the first six months of 1996 was lower by $1.0 million and $2.1 million, respectively, when compared to the same six-month period of 1995. Losses in the Realty segment decreased by $6.6 million for the first six months of 1996, when compared with the prior year, mainly due to a $7.0 million provision for reserve on realty assets recorded in the first quarter of 1995.

The gross profit percentage, excluding airbag royalties and the provision for reserve on realty assets, of 22.3%, for the six months ended June 30, 1996 was down from the gross profit percentage of 24.2% for the comparable period in 1995. The decrease from the prior year is primarily due to lower margins on sales made by the Company's stainless steel distributors, as prices moderated following the substantial increases experienced in the prior year.

  Government Products and Services. Revenue and operating income for the six months ended June 30, 1996 increased slightly by $0.4 million and $0.1 million, respectively, when compared with the same period in the prior year. Increased levels of research and development cost were more than offset by improved performance on certain defense contracts.

  Airbag Royalties. Revenue from airbag royalties of $13.6 million in the first six months of 1995 is approximately equal to the $13.4 million recorded in the comparable six months of 1996. The dollar amount of royalties earned is related to the level of vehicle production and the number of airbags included in vehicles produced. (Also see "Other Matters - Litigation" as a separate caption within Management's Discussion and Analysis of Financial Condition and Results of Operations).

 Industrial Products. In the six-month period ended June 30, 1996, Industrial Products sales increased $1.5 million while operating income decreased $1.0 million, when compared with the same period in 1995. Increases in sales resulted from increased orders for stainless steel bars and rods and increased demand for ceramic insulator products, while decreases in operating income are due to slightly lower selling prices and lower margins for stainless steel, particularly for the Company's stainless steel distributor subsidiaries.

 Specialty Products. During the first six months of 1996, sales for the Specialty Products segment decreased 13%, from $15.8 million to $13.8 million, while operating income decreased $2.1 million when compared to the same period in 1995. The decrease in sales is primarily a result of large shipments made late in 1995, along with a general slow-down in the apparel industry, which decreased button sales, and the effects of the prolonged winter on insecticide sales.

 Realty. Sales of real estate during the six months ended June 30, 1996 were $1.5 million compared with $1.1 million for the comparable period in 1995. The operating loss decreased from $9.1 million in the first six months of 1995 to $2.5 million in the first six months of 1996, due primarily to a $7.0 million provision for reserve on realty assets in the prior year, resulting from the decision to sell a property in bulk rather than to pursue parcel sales over the next several years.

In view of the recent decision of the United States Court of Appeals for the Ninth Circuit affirming the $138 million judgment previously entered by the district court in favor of the Company and against TRW Inc., and the anticipated receipt of the cash award from TRW Inc., and in view of the slower than expected improvement in the market conditions for the realty assets that the Company continues to hold, the Company is currently exploring alternatives to its present real estate strategy of selling properties to end users in an orderly process over time. These alternatives include, among others, the sale of the entire portfolio in bulk, joint venture development arrangements, liquidation sales of selected properties and an acceleration of the current strategy through pricing adjustments. The adoption of an alternate strategy would likely result in a material writedown of the Company's real estate assets for financial accounting purposes. (See "Other Matters - Litigation" as a separate caption within Management's Discussion and Analysis of Financial Condition and Results of Operations).

 Other. Interest expense for the six months ended June 30, 1996 increased to $16.0 million, from $14.4 million in the comparable period in 1995. Included in interest expense in 1996 is a $1.6 million charge, reflecting the premium and deferred debt costs associated with the Company's repurchase of $17.3 million aggregate principal amount of its 12.25% Senior Discount Debentures. The corporate overhead expenses increased in the first six months of 1996 from $8.1 million to $11.3 million when compared with the comparable period in 1995. Corporate overhead for 1996 and 1995 is above historical levels due to high litigation costs incurred in connection with the airbag Asset Purchase Agreement and License Agreement. The airbag litigation costs for the first six months of 1996 were $5.5 million. The income tax provision for the first six months of 1996 was decreased to $1.1 million from $2.1 million in the comparable period in 1995, as a result of lower taxable income for the states in which the Company does business. Due to unrecognized federal tax carryforward benefits, primarily the result of losses in the Company's real estate segment, the Company has no Federal tax provision in 1995 or 1996. The tax provision in 1995 and 1996 is provided for foreign and state jurisdictions.

Financial Condition, Liquidity and Capital Resources
- -----------------------------------------------------
At June 30, 1996, the Company had $6.5 million in cash and cash equivalents and net working capital of $90.7 million. Cash generated from operating activities for the six months ended June
30, 1996 was $12.8 million.   The amount primarily reflects cash
generated from earnings, a decrease in accounts receivable, an increase in accounts payable and a reduction in realty assets, offset in part by cash used as a result of an increase in inventories. Cash generated from operations during the six months of 1995 was $3.6 million. Cash used in investing activities during the six months ended June 30, 1996 was $6.3 million, consisting primarily of purchase of assets of a product line and capital expenditures. Cash used in financing activities of $10.4 million reflects a reduction in long-term debt due primarily to the repurchase of a portion of the Senior Discount Debentures offset by an increase in the Company's revolving debt facility.

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

Borrowings under the secured credit facility may not exceed the collateral base as defined in the governing credit agreement. The facility consists of a five-year revolving credit facility of up to $40.0 million and a five-year $20.0 million term loan facility. At June 30, 1996 availability under the total facility was approximately $48.1 million, of which approximately $29.7 million was borrowed. Upon the occurrence of certain specified events, at any time following the third anniversary of the secured credit facility, the agent thereunder may elect to terminate the facility.

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

On June 11, 1996, the Company repurchased $17.3 million aggregate principal amount ($13.1 million accreted value) of its Senior Discount Debentures. The Company was obligated to make this repurchase in this amount pursuant to the terms of the Senior Discount Debentures. The amount of this repurchase is based upon Excess Airbag Royalties (as that term is defined in the Senior Discount Debentures), and a portion of certain real estate sales. The aggregate purchase price for these debentures was $14.4 million, which included a prepayment premium. The payment to the bondholders represented a reduction of approximately 14 percent of the total accreted value, which was approximately $96 million before the repurchase date. Funds for the repurchase were available under the Company's revolving credit facility and cash on hand.

Other Matters
- -------------
Litigation
- ----------

On June 19, 1996, the United States Court of Appeals for the Ninth Circuit affirmed a $138 million judgment awarded to the Company following a jury trial against TRW Inc. ("TRW") in 1995. A petition for rehearing filed by TRW with the Court of Appeals was denied on July 30, 1996. In addition, TRW has appealed a portion of the $7.1 million awarded by the District Court to the Company for attorneys' fees and costs.

The federal district court for the District of Arizona entered judgment against TRW in favor of the Company on June 27, 1995 in TRW Inc. vs. Talley Industries, Inc. et al. The court dismissed all claims asserted by TRW against the Company while the jury reached a verdict in favor of the Company on one of its counterclaims against TRW, awarding the Company a total of $138 million. The award (which is in addition to (i) royalty payments of $24.4 million paid prior to the judgment pursuant to a preliminary injunction order, and (ii) the court's January 26, 1996 award of $7.1 million for attorneys' fees and recoverable costs relating to this litigation) represents the jury's determination of the present value of future royalties that would otherwise have been paid to the Company by TRW for the period through April 2001.

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

On July 26, 1995 the district court granted a stay of enforcement of the judgment pending appeal upon the posting by TRW of a $175 million bond and the continuation of quarterly payments to the Company in the amount that otherwise would be due under the License Agreement. Upon payment of the judgment, TRW's obligation to make further payments under the court's order would cease.

Certain other claims asserted by TRW and the Company against each other are the subject of a separate action which remains pending in the federal district for the District of Arizona. In that action, TRW has challenged certain representations by the Company that the airbag manufacturing plant sold to TRW by the Company in 1989 met applicable government requirements, and that the associated real estate was sufficient to permit a doubling of manufacturing and assembly floor space. The Company's claims against TRW are that TRW failed to properly exploit the license granted to TRW by the Company in 1989 and denied the Company certain contractually provided audit rights. These remaining claims are scheduled for trial in 1996. Management anticipates that the above-described claims will be resolved without any material adverse impact on the results of operations or financial position of the Company.

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

The transactions do not impact the net earnings of the Company, but "earnings applicable to common shares (after deduction of preferred stock dividends)," as supplementally disclosed by the Company, and the "earnings per share of common stock and common equivalent share" have been reduced. The excess of the fair value of the common shares transferred in the transactions by the Company to the shareholders over the fair value of the common shares issuable pursuant to the original conversion terms have been subtracted from net earnings in the calculations of net earnings available to common shareholders and earnings per share. At June 30, 1996 earnings available for Common shareholders in the calculation of earnings per share were reduced by $12,037,000 in connection with the conversion of the Preferred Stock.

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

                        PART II - OTHER INFORMATION





Item 1.  Legal Proceedings
- --------------------------

On June 19, 1996, the United States Court of Appeals for the Ninth Circuit affirmed a $138 million judgment awarded to the Company following a jury trial against TRW Inc. ("TRW") in 1995. A petition for rehearing filed by TRW with the Court of Appeals was denied on July 30, 1996. In addition, TRW has appealed a portion of the $7.1 million awarded by the District Court to the Company for attorneys' fees and costs.

The federal district court for the District of Arizona entered judgment against TRW in favor of the Company on June 27, 1995 in TRW Inc. vs. Talley Industries, Inc. et al. The court dismissed all claims asserted by TRW against the Company while the jury reached a verdict in favor of the Company on one of its counterclaims against TRW, awarding the Company a total of $138 million. The award (which is in addition to (i) royalty payments of $24.4 million paid prior to the judgment pursuant to a preliminary injunction order, and (ii) the court's January 26, 1996 award of $7.1 million for attorneys' fees and recoverable costs relating to this litigation) represents the jury's determination of the present value of future royalties that would otherwise have been paid to the Company by TRW for the period through April 2001.

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

On July 26, 1995 the district court granted a stay of enforcement of the judgment pending appeal upon the posting by TRW of a $175 million bond and the continuation of quarterly payments to the Company in the amount that otherwise would be due under the License Agreement. Upon payment of the judgment, TRW's obligation to make further payments under the court's order would cease.

Certain other claims asserted by TRW and the Company against each other are the subject of a separate action which remains pending in the federal district for the District of Arizona. In that action, TRW has challenged certain representations by the Company that the airbag manufacturing plant sold to TRW by the Company in 1989 met applicable government requirements, and that the associated real estate was sufficient to permit a doubling of manufacturing and assembly floor space. The Company's claims against TRW are that TRW failed to properly exploit the license granted to TRW by the Company in 1989 and denied the Company certain contractually provided audit rights. These remaining claims are scheduled for trial in 1996. Management anticipates that the above-described claims will be resolved without any material adverse impact on the results of operations or financial position of the Company.


Item 3.  Defaults Upon Senior Securities
- ----------------------------------------

(b) The Company has not made any dividend payments on its preferred and common shares since the first quarter of 1991, and the ability to pay dividends in the future is limited by the provisions of the Company's debt agreements. Dividends on the shares of Series A and Series B Preferred Stock are cumulative and must be paid in the event of liquidation and before any distribution to holders of Common stock. Annual dividends of $1.10 per share, and $1.00 per share, accrue with respect to outstanding shares of Series A Preferred Stock and Series B Preferred Stock, respectively. Cumulative dividends on preferred shares that have not been declared or paid as of June 30, 1996 are approximately $80,000 ($5.78 per share) for the Series A shares and $3,937,000 ($5.25 per share) for the Series B shares. The dividends in arrears have been reduced in April 1996 as a result of the conversion of approximately 798,000 shares of Series B and approximately 53,000 of Series
     A. (See Notes to Consolidated Financial Statements and Management's Discussion and Analysis).

     The Company's preferred stockholders have certain voting rights with respect to the election of two directors which were triggered by the dividend arrearages. The preferred stock does not provide any other voting rights or remedies to the preferred stockholders in the event of a dividend arrearage.


Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

(a)  The Registrant held its Annual Meeting of Stockholders on
     April 9, 1996.

(b) All of management's nominees for directors as listed in the proxy statement were elected.

(c)  The results of the election of directors were as follows:

                                         Votes       Votes
                                          For       Withheld
     Directors Elected by             ----------   ----------
     Common Stockholders

     Jack C. Crim                      9,339,285    1,503,031
     John D. MacNaughton               9,331,696    1,510,620
     Alex Stamatakis                   9,336,746    1,505,570
     Donald T. Ulrich, Jr.             9,340,843    1,501,473

     Directors Elected by
     Preferred Stockholders

     Paul L. Foster                    1,011,507      213,535
     Joseph A. Orlando                 1,010,470      214,572

     The results of the votes on other matters submitted to a vote of security holders are as follows:
                                                               Broker
           Issue               For       Against    Abstain   Non-Vote
     --------------------   ---------   ---------   -------   ---------
     Approval of 1996
     Comprehensive Stock
     Plan of Talley
     Industries, Inc.       6,230,611   2,453,260   144,409   3,239,078

     Approval of 1996
     Non-Employee Director
     Stock Plan of Talley
     Industries, Inc.       6,041,766   2,624,464   162,051   3,239,077

     Stockholder Proposal-
     Preferred Stock
     Purchase Rights        3,339,657   5,296,843   191,780   3,239,078

     No other matters were voted upon at the annual meeting.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)           Exhibits:

     4.1*     Certificate of Elimination With Respect To The
              Series D Cumulative Convertible Preferred Stock of
              Talley Industries, Inc.  Pursuant to Section
              151(g), dated July 23, 1996.

      11*     Computation of Earnings per Common and Common
              Equivalent Share.

      27*     Financial Data Schedule for Talley Industries,
              Inc., June 30, 1996.

    99.1*     Fourth Amendment to the Restoration Benefit Plan of
              Talley Manufacturing and Technology, Inc., dated
              July 23, 1996.

    99.2*     Third Amendment to Subsidiary Loan and Security
              Agreement, dated as of June 4, 1996 between Talley
              Manufacturing and Technology, Inc. and each of certain subsidiaries.

    99.3* Fifth Amendment to Loan and Security Agreement, dated June 4, 1996 by and among Talley
              Manufacturing and Technology, Inc. and Transamerica
              Business Credit Corporation, as agent.


*   Documents marked with an asterisk are filed with this report.


(b) Reports on Form 8-K:

   A report dated June 19, 1996 related to the affirmation of the $138 million judgment by the Ninth Circuit Court of Appeals in favor of the Company in TRW Inc. vs. Talley Industries, Inc.
   et al was filed on June 26, 1996 on Form 8-K.

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



                                   TALLEY INDUSTRIES, INC.
                                   -------------------------
                                   (Registrant)





         August 2, 1996            Kenneth May
Date:----------------------    By --------------------------
                                   Kenneth May
                                   Vice President, Controller
                                   Principal Accounting
                                   Officer




         August 2, 1996            Mark S. Dickerson
Date:----------------------     By --------------------------
                                   Mark S. Dickerson
                                   Vice President
                                   and Secretary