Form 10-Q
period 1996-09-30
TALLEY INDUSTRIES INC
filed 1996-11-13
CIK 96238

Form 10-Q
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

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

            YES[ X ]                                  NO[   ]

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
Class of Common Stock                          September 30, 1996
---------------------                          ------------------
 $1.00 par value                                   14,852,494

                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



                                   INDEX

                                                          Page No.

Part I  Financial Information


   Consolidated Balance Sheet -
     September 30, 1996 and December 31, 1995                1

   Consolidated Statement of Earnings -
     Three Months and Nine Months Ended
     September 30, 1996 and 1995                             2

   Consolidated Statement of Cash Flows -
     Nine Months Ended September 30, 1996 and 1995           3

   Consolidated Statement of Changes in Stockholders'
     Equity - Nine Months Ended
     September 30, 1996 and 1995                             4

   Notes to Consolidated Financial Statements               5-10

   Management's Discussion and Analysis                    11-19



Part II  Other Information

   Legal Proceedings                                       20-21

   Defaults Upon Senior Securities                         21-22

   Exhibits and Reports on Form 8-K                         22

   Signatures                                               23

                      PART I - FINANCIAL INFORMATION

                 TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheet
                                (thousands)

                                                  September 30,  December 31,
ASSETS                                                 1996          1995
                                                  ------------   ------------
  Cash and cash equivalents                         $150,873        $ 10,475
  Accounts receivable, net of allowance for
    doubtful accounts of $1,334 at September 30,
    1996 and $1,275 at December 31, 1995              50,617          69,453
  Inventories, net                                    67,520          67,191
  Deferred income taxes                                2,200           1,200
  Prepaid expenses                                     7,770           8,296
                                                    --------        --------
    Current assets                                   278,980         156,615

  Realty assets                                       15,631         104,964
  Long-term receivables, net                           8,722          10,113
  Property, plant and equipment, net                  49,502          48,760
  Intangibles, net                                    42,658          43,969
  Deferred charges and other assets                    6,583           8,178
                                                    --------        --------
    Total assets                                    $402,076        $372,599
                                                    ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current maturities of long-term debt              $ 88,821        $  3,734
  Current maturities of realty debt                    1,567           2,155
  Accounts payable                                    25,762          22,473
  Accrued expenses                                    45,658          32,851
                                                    --------        --------
     Current liabilities                             161,808          61,213

  Long-term debt                                     123,955         227,736
  Long-term realty debt                                5,976           7,980
  Deferred income taxes                                5,338           7,437
  Other liabilities                                   15,260           9,899
  Stockholders' equity:
    Preferred stock, $1 par value,
      authorized 5,000,000 shares:
        Series A                                          14              67
        Series B                                         750           1,548
        Series D                                           -             120
    Common stock, $1 par value,
      authorized 20,000,000 shares                    14,852          10,053
  Capital in excess of par value                      85,844          86,035
  Foreign currency translation adjustment               (517)           (530)
  Accumulated deficit                                (11,204)        (38,959)
                                                    --------         -------
      Total stockholders' equity                      89,739          58,334
                                                    --------        --------
        Total liabilities and stockholders' equity  $402,076        $372,599
                                                    ========        ========

The accompanying notes are an integral part of the financial statements.

                 TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
                    Consolidated Statement of Earnings
                   (thousands, except per share amounts)

                                         Three Months Ended  Nine Months Ended
                                            September 30,       September 30,
                                         ------------------  ------------------
                                           1996      1995      1996      1995
                                         --------  --------  --------  --------
Sales                                    $ 76,667  $ 69,484  $219,256  $214,751
Services                                   17,082    14,706    49,904    44,241
Royalties                                 109,023     6,658   122,709    20,871
                                         --------  --------  --------  --------
                                          202,772    90,848   391,869   279,863
                                         --------  --------  --------  --------

Cost of sales                              70,115    53,188   177,808   160,376
Cost of services                           15,168    12,938    44,036    38,724
Selling, general,
  and administrative expenses              12,761    13,110    47,574    45,065
Provision for reserve on realty assets     85,000         -    85,000     7,000
                                         --------  --------  --------  --------
                                          183,044    79,236   354,418   251,165
                                         --------  --------  --------  --------
Earnings from operations                   19,728    11,612    37,451    28,698

Other income (expense), net                16,780    (1,404)   14,587    (3,121)
                                         --------  --------  --------  --------
                                           36,508    10,208    52,038    25,577
Interest expense                            6,694     7,146    22,708    21,549
                                         --------  --------  --------  --------
Earnings before income taxes
  and extraordinary gain                   29,814     3,062    29,330     4,028
Income tax provision                          502       783     1,575     2,849
                                         --------  --------  --------  --------
Earnings before extraordinary gain         29,312     2,279    27,755     1,179
Extraordinary gain                              -     6,244         -    14,047
                                         --------  --------  --------  --------
  Net earnings                           $ 29,312  $  8,523  $ 27,755  $ 15,226
                                         ========  ========  ========  ========
Earnings applicable to common shares     $ 29,121  $  7,983  $ 14,813  $ 13,604
                                         ========  ========  ========  ========
Earnings per share of common stock and
  common stock equivalents:
Earnings before extraordinary gain       $   1.85  $    .16  $   1.82  $    .09
Extraordinary gain                              -       .45         -      1.00
                                         --------  --------  --------  --------
Net earnings before consideration for
  induced conversion of preferred stock      1.85       .61      1.82      1.09
Assumed value of conversion inducement          -         -      (.79)        -
                                         --------  --------  --------  --------
  Earnings applicable to common shares   $   1.85  $    .61  $   1.03  $   1.09
                                         ========  ========  ========  ========

Weighted average shares outstanding        15,855    13,997    15,202    14,003
                                         ========  ========  ========  ========
The accompanying notes are an integral part of the financial statements.

                 TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
                   Consolidated Statement of Cash Flows
                                (thousands)
                                                         Nine Months Ended
                                                            September 30,
                                                        --------------------
                                                          1996        1995
                                                        --------    --------
Cash and cash equivalents at beginning of year          $ 10,475    $ 13,002
                                                        --------    --------
Cash flows from operating activities:
  Net earnings                                            27,755      15,226
  Adjustments to reconcile net income
    to cash flows from operating activities:
     Change in deferred income taxes                      (3,099)          7
     Depreciation and amortization                         6,628       6,570
     Original issue discount amortization on debentures    7,929       7,499
     Gain on sale of property and equipment                  (67)       (123)
     Extraordinary gain                                        -     (14,047)
     Provision for reserve on realty assets               85,000       7,000
     Other                                                15,492        (900)
  Changes in assets and liabilities, net of
    effects from acquired businesses:
     (Increase) decrease in accounts receivable           17,028      (3,863)
     Increase in inventories                                (329)    (11,816)
     (Increase) decrease in prepaid expenses                 476      (1,482)
     Decrease in realty assets                             3,967       4,013
     Increase in accounts payable                          3,289       5,344
     Increase in accrued expenses                          8,172       4,485
     Decrease in other liabilities                          (588)     (1,373)
     Other, net                                            2,863        (177)
                                                        --------    --------
      Cash flows from operating activities               174,516      16,363

Cash flows from investing activities:
  Purchase of assets of acquired business                 (4,327)          -
  Purchases of property and equipment                     (4,675)     (5,079)
  Reduction of long-term receivables                         931       1,580
  Increase in long-term receivables                         (561)        (92)
  Proceeds from sale of property and equipment               150         797
                                                        --------    --------
   Cash flows from investing activities                   (8,482)     (2,794)

Cash flows from financing activities:
  Preferred stock conversion cost                          3,637           -
  Long-term debt repayments                             (401,836)   (364,170)
  Realty debt repayments                                  (2,650)     (6,147)
  Long-term debt borrowings                              375,213     352,647
                                                        --------    --------
   Cash flows from financing activities                  (25,636)    (17,670)

Net decrease in cash and cash equivalents                140,398      (4,101)
                                                        --------    --------
Total cash and cash equivalents at September 30,        $150,873    $  8,901
                                                        ========    ========

The accompanying notes are an integral part of the financial statements.



                                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                         Consolidated Statement of Changes in Stockholders' Equity
                           For the Nine Months Ended September 30, 1996 and 1995
                                                (thousands)



                                                                      Capital in
                                       Preferred Stock        Common   Excess of  Treasury  Retained
                                Series A  Series B  Series D   Stock   Par Value   Stock    Earnings
BALANCE AT DECEMBER 31, 1994    $   71    $1,548    $  120   $10,047   $86,026   $     -   $(56,923)

Net earnings                                                                                 15,226
Conversion to Common stock          (4)                            4
BALANCE AT SEPTEMBER 30, 1995   $   67    $1,548    $  120   $10,051   $86,026    $    -   $(41,697)


BALANCE AT DECEMBER 31, 1995    $   67    $1,548    $  120   $10,053   $86,035    $    -   $(38,959)

Net earnings                                                                                 27,755
Conversion to Common Stock         (53)     (798)     (120)    4,007    (3,438)
Common stock issued                                              792     3,247
BALANCE AT SEPTEMBER 30, 1996   $   14    $  750    $    -   $14,852   $85,844    $    -   $(11,204)








The accompanying notes are an integral part of the financial statements.

                 TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

Note 1 - General
----------------

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995 and the results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and cash flows and changes in stockholders' equity for the nine-month periods ended September 30, 1996 and 1995. Such results, however, may not be indicative of the results for the full year.

For additional information regarding significant accounting policies, and accounting matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 31, 1995.

Note 2 - Inventories
--------------------

Inventories are summarized as follows (in thousands):

                                      September 30,  December 31,
                                          1996           1995
                                      -------------  ------------
   Raw materials and supplies           $11,726        $11,878
   Work-in-process                       10,350         11,222
   Finished goods                        29,723         28,955
   Inventories applicable to
     government contracts                15,721         15,136
                                        -------        -------
                                        $67,520        $67,191
                                        =======        =======
Note 3 - Earnings Per Share
---------------------------

Earnings per share of Common stock and Common stock equivalents has been computed on the basis of the average number of Common shares outstanding during each period. The average number of shares has been adjusted for assumed exercise at the beginning of the period (or date of grant, if later) for any dilutive stock options, with funds obtained thereby used to purchase shares of the Company's Common stock at the average price during the period, and assumed conversion of all dilutive convertible preferred stock. Common stock equivalents that are anti-dilutive are excluded from the computation of earnings per share and earnings are reduced by the dividend requirements on such equivalents. (Also see Note 6 - Preferred Stock Conversions)

                 TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

Note 4 - Acquisition
--------------------

In January 1996, a subsidiary of the Company acquired certain assets of a manufacturer of a silicone wire product line. The cash purchase price of this product line was approximately $4.3 million.

Note 5 - Extraordinary Gain
---------------------------

During the nine months ended September 30, 1995, the Company realized a net gain of $14,047,000 from the retirement of realty debt. The gain represents the difference between the value of the debt recorded on the books of the Company and the consideration given and costs incurred to settle the obligations. Due to the Company's net operating tax loss position at that time, there is no tax provision in connection with the gain.

Note 6 - Preferred Stock Conversions
------------------------------------

On February 16, 1996, the Company issued 1,905,849 shares of Talley Common Stock in connection with the conversion of all of the Company's Series D Preferred Stock, 702,919 more shares than originally designated. The conversion automatically extinguished all unpaid dividends on that stock, totaling approximately $2.6 million as of December 31, 1995.

On April 22, 1996, pursuant to a conversion offer with respect to the Company's Series B and Series A Preferred Stock, approximately 798,000 shares or approximately 52% of the outstanding shares of Series B and approximately 53,000 shares or approximately 79% of the Series A were converted to Common Stock. Series B holders who converted received 2.5 shares of Common Stock for each outstanding Series B share. Series A holders who converted received 2.0 shares of Common Stock for each outstanding Series A share. Common Stock issued of approximately 1,995,000 shares in connection with the conversion of the Series B Preferred Stock and approximately 106,000 in connection with the conversion of the Series A Preferred Stock was approximately 948,000 and 56,000 more shares than issuable under the original conversion terms of the respective series of preferred stock. Prior to the conversion there were approximately 1,548,000 shares of Series B outstanding and 67,000 shares of Series A outstanding. The conversion automatically extinguished all unpaid dividends on the Series B and Series A shares that were converted, totaling approximately $4.0 million ($5 per share) on the Series B Preferred Stock and totaling approximately $0.3 million ($5.50 per share) on the Series A Preferred Stock at March 31, 1996.

The transactions do not impact the net earnings of the Company, but "earnings applicable to common shares (after deduction of preferred stock dividends)," as supplementally disclosed by the Company, and the "earnings per share of common stock and common stock equivalents" have been reduced. The excess of the fair value of the common shares transferred in the transactions by the Company to the shareholders over the fair value of the common shares issuable pursuant to the original conversion terms have been subtracted from net earnings in the calculations of net earnings available to common shareholders and earnings per share. At September 30, 1996 earnings available for Common shareholders in the calculation of earnings per share were reduced by $12,037,000 in connection with the conversion of the Preferred Stock.

Note 7 - Bonds Repurchased
--------------------------

On June 11, 1996, the Company repurchased $17,330,000 aggregate principal amount of the 12.25% Senior Discount Debentures. The purchase price of the debentures was $14,381,000, or $829.83 per $1,000 principal amount of the debentures.

On September 19, 1996, an offer was made by the Company to repurchase all of the outstanding 12.25% Senior Discount Debentures. At the time of the offer, $109,225,000 aggregate principal amount of the debentures were outstanding with an accreted value of approximately $86,283,000. The aggregate principal amount of the debentures tendered were $101,947,000, with an accreted value of $80,533,000. On October 21, 1996 the Company paid $87,425,000, including accrued interest and prepayment premiums, to repurchase the tendered debentures. In the fourth quarter, the Company will recognize approximately $10,000,000 in extraordinary losses in connection with the debt extinguishment, which represents a prepayment premium and deferred debt cost on the extinguished debt.

Note 8 - Litigation - TRW Inc.
------------------------------

As previously reported, a judgment in the Company's favor in the amount of $138,000,000 was entered against TRW Inc. (TRW) by the United States District Court for the District of Arizona in June 1995 following a jury verdict that TRW had repudiated and breached the April 1989 Airbag Royalty Agreement with the Company. The $138,000,000 damages amount represented the jury's calculation of the present value of the remaining stream of Airbag Royalties which would have been payable by TRW through the April 2001 scheduled expiration date of the Airbag Royalty Agreement had TRW not breached the Agreement. TRW appealed the judgment and, during the pendency of the appeal, was ordered by the District Court to continue making quarterly payments to the Company in the same amounts as if the Airbag Royalty Agreement had not been terminated and repudiated by TRW. On June 19, 1996 the United States Court of Appeals for the Ninth Circuit rejected TRW's appeal and affirmed the $138,000,000 judgment. A petition for rehearing filed by TRW with the Court of Appeals was denied on July 30, 1996.

In August 1996 TRW made payments aggregating approximately $133,144,000 to the Company on account of TRW's obligations under the judgment. The payments represented the $138,000,000 face amount of the judgment award, plus interest at the default rate specified by the Airbag Royalty Agreement (prime plus 5%, or 13.25% for the last several months), minus the quarterly payments made by TRW pursuant to the District Court's order during the pendency of the appeal. A further payment was made by TRW at the same time in the amount of approximately $6,704,000 as that portion of a court-ordered reimbursement of litigation fees and costs (and interest on the reimbursement amount at the same default rate) from which TRW had not taken an appeal.

During September 1996 the other claims between the Company and TRW (which had been scheduled for trial later in the month) and all other matters in dispute with TRW were settled by the parties pursuant to a global settlement agreement. Under that settlement, TRW made a further cash payment to the Company on September 3, 1996 in the aggregate amount of $16,601,000. Accordingly, all claims between the parties have now been resolved, and cash payments have been made by TRW to the Company during August and September 1996 aggregating $156,449,000.

Note 9 - Litigation - Arizona Department of Revenue
---------------------------------------------------

As previously reported, the Arizona Department of Revenue issued Notices of Correction of Income Tax dated March 17, 1986 to the Company for the fiscal year ending March 31, 1983. These Notices pertain to whether subsidiaries of the Company must file separate income tax returns in Arizona rather than allowing the Company to file on a consolidated basis. The amount of additional Arizona income tax alleged to be due as a result of the Notices of Correction was approximately $400,000 plus interest. In May 1992 the Arizona Tax Court granted judgment in favor of the Company and against the Department on all claims asserted against the Company.

In October 1992 the Tax Court entered judgment in favor of the Company awarding the Company approximately $600,000 for the Arizona income taxes the Company overpaid for its fiscal year ending March 31, 1983 together with interest and attorneys' fees.

In September 1994, the Arizona Court of Appeals reversed the 1992 Arizona Tax Court ruling that entitled the Company to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983, and in April 1995, the Supreme Court of the State of Arizona denied the Company's Petition for Review. Based on the appellate court decision, the Company, in 1995, paid approximately $1,300,000 in taxes and interest for the period ending March 31, 1983. On October 15, 1996 the Company made a payment of $4,842,000 to resolve the related dispute for the periods ending December 31, 1984 and 1985. Legislation adopted in 1994 in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986.

Note 10 - Provision For Reserve On Realty Assets
-------------------------------------------------

As described above in Note 8 - Litigation - TRW Inc., the Company received payments of $156,449,000 in satisfaction of a judgment against TRW Inc. in connection with a long dispute over airbag royalties and a global settlement of certain other claims between the Company and TRW. In view of these payments and also in view of the slower than expected improvement in the market conditions for realty assets that the Company continues to hold, the Company re-evaluated and changed its strategy for exiting the real estate business. The Company adjusted its strategy of selling properties to end users in an orderly process over time to a strategy of liquidation sales through pricing adjustments and/or joint development arrangements. This change in strategy, which was also motivated by the tax benefits that will be realized by the Company, resulted in an $85,000,000 writedown in real estate assets for financial reporting purposes.

SEGMENT OPERATIONS
------------------

The anticipated disposition of the assets of the Realty Segment, the settlement of litigation regarding royalties from the Airbag Royalty Segment, and the cessation of such royalties along with the significant increase during the last several years in the volume and profitability of the Company's stainless steel operations has prompted a reclassification of the Company's segments of operations. The steel operations have been segregated into a separate Stainless Steel Products Segment and removed from the Industrial Products Segment. The Specialty Products Segment has been combined with those operations remaining in the Industrial Products Segment. All prior periods have been restated to reflect the reclassifications.

                 TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                   Management's Discussion and Analysis
             of Financial Condition and Results of Operations


The following is management's discussion and analysis of certain significant factors which have affected the Company. (As described in the notes to the financial statements, certain reclassifications have been made in the Company's segments of operations).

A summary of period-to-period changes in the consolidated statement of earnings is shown below (in thousands):

                                Three Months         Nine Months
                                   Ended               Ended
                               September 30,        September 30,
                             ------------------   ------------------
                               1996      1995       1996      1995
REVENUES:                    --------  --------   --------  --------
 Government Products
   and Services              $ 36,906  $ 30,494   $105,877  $ 99,097
 Airbag Royalties             108,520     6,401    121,913    19,977
 Stainless Steel Products      34,418    36,148    105,954   107,602
 Industrial Products           20,077    17,528     53,777    51,830
 Realty                         2,851       277      4,348     1,357
                             --------  --------   --------  --------
                             $202,772  $ 90,848   $391,869  $279,863
                             ========  ========   ========  ========
OPERATING INCOME:

 Government Products
   and Services              $ (1,421) $  1,901   $  3,372  $  6,577
 Airbag Royalties             135,367     6,401    148,760    19,977
 Stainless Steel Products        (509)    4,802      9,351    16,157
 Industrial Products           (7,082)    1,426     (5,996)    4,135
 Realty                       (86,005)     (607)   (88,506)  (10,123)
                             --------  --------   --------  --------
   Total operating income      40,350    13,923     66,981    36,723
 Corporate expense             (4,889)   (3,497)   (16,202)  (11,625)
 Non-segment interest
   income                       1,047       151      1,259       479
 Interest expense              (6,694)   (7,515)   (22,708)  (21,549)
                             --------  --------   --------  --------
   Earnings (loss) before
   income taxes and
   extraordinary gain        $ 29,814  $  3,062   $ 29,330  $  4,028
                             ========  ========   ========  ========

Revenue for the nine-month period ended September 30, 1996 of $391.9 million were $112.0 million higher than the $279.9 million recorded in the prior year. Earnings before income taxes and extraordinary gain for the nine months ended September 30, 1996 were $29.3 million compared with earnings of $4.0 million for the first nine months of the previous year. Included in the results for the three months and nine months ended September 30, 1996 are payments received from TRW Inc. of $156.5 million to settle the airbag royalties litigation and certain other matters. This amount, which represents a settlement for airbag royalties and certain other matters, reimbursement of litigation costs and interest from the date of the award until paid, was partially offset by a provision for reserve on realty assets of $85.0 million.

Net earnings for the nine months ended September 30, 1996 were $27.8 million, while net earnings for the comparable period in 1995 were $15.2 million. Net earnings for the nine months ended September 30, 1995 include an extraordinary gain of $14.0 million from the retirement of real estate debt for less than book value.

The end of the long term dispute with TRW during the third quarter of 1996 has presented the Company an opportunity to improve its capital structure, exit the real estate business and take advantage of potential growth opportunities through consolidation and/or disposition of existing businesses. Accordingly, the Company has changed its strategy from selling real estate properties to end users over time, to a strategy of liquidation sales through pricing adjustments and/or joint development arrangements. The streamlining efforts related to the Company's other businesses through consolidation or disposition resulted in various writedowns and reserves, primarily associated with goodwill and inventories. It is anticipated that these actions will also allow the Company to fully offset any tax liability resulting from the $156.5 million payment received from TRW.

The gross profit percentage, excluding airbag royalties and the provision for reserve on realty assets, of 17.8% for the nine months ended September 30, 1996 was down from the gross profit percentage of 23.4% for the comparable period in 1995. The decrease from the prior year is primarily due to the non-recurring inventory and goodwill writedowns and is also due to lower margins on sales in the Stainless Steel Products Segment, as prices moderated following the substantial increases experienced in the prior year.

  Government Products and Services. Revenue for the nine months ended September 30, 1996 increased by $6.8 million, while operating income decreased $3.2 million, when compared with the same period in the prior year. Non-recurring charges in the third quarter regarding defense contract costs and claims along with increased levels of research and development were the major factors for the decrease.

  Airbag Royalties. Revenue from airbag royalties for the nine-month period of 1996 is $121.9 million, compared to revenue of $20.0 million recorded in the comparable nine months of 1995. Revenue in the current year includes a portion of the payments received from TRW Inc. in the third quarter of 1996 to settle the airbag royalties litigation. Remaining portions of the $156.5 million TRW payments represent reimbursement of litigation costs and interest from the date of the award until paid, and the settlement of certain other claims between the Company and TRW (Also see "Other Matters - Litigation" as a separate caption within Management's Discussion and Analysis of Financial Condition and Results of Operations).

 Stainless Steel Products. In the nine-month period ended September 30, 1996, Stainless Steel Products sales decreased $1.6 million as selling prices decreased, while operating income decreased $6.8 million, when compared with the same period in 1995. The decrease in operating income is due primarily to a third quarter writedown in goodwill and to lower selling prices. Lower selling prices and consequently lower margins for stainless steel are a result of competitive pressures from domestic and foreign suppliers.

 Industrial Products. During the first nine months of 1996, sales for the Industrial Products segment increased $2.0 million, from $51.8 million to $53.8 million, while operating income decreased $10.1 million when compared to the same period in 1995. The decrease in operating income is primarily a result of third quarter inventory and goodwill writedowns and large shipments made late in 1995, which reduced 1996 volume. Also contributing to the decrease is a general slow-down in the apparel industry, which decreased button sales, and the effects of the prolonged winter on insecticide sales.

 Realty. Sales of real estate during the nine months ended September 30, 1996 were $4.3 million compared with $1.4 million for the comparable period in 1995. The operating loss increased from $10.1 million in the nine months of 1995 to $88.5 million in the nine-month period in 1996, due primarily to a $85.0 million provision for reserve on realty assets, resulting from a change in strategy from selling real estate properties to end users in an orderly process over time to a strategy of liquidation sales through pricing adjustments and/or joint development arrangements. (Also see Notes to Consolidated Financial Statements).

 Other. Interest expense for the nine months ended September 30, 1996 increased to $22.7 million, from $21.5 million in the comparable period in 1995. Included in interest expense in 1996 is a $1.6 million charge, reflecting the premium and deferred debt costs associated with the Company's repurchase of $17.3 million aggregate principal amount of its 12.25% Senior Discount Debentures. "Other income (expense), net" in the Company's Statement of Earnings includes interest income from the airbag royalty award discussed above, interest income on a higher balance of unused funds, offset by real estate development and maintenance costs, amortization of intangibles and certain other non-operating expenses.

The corporate overhead expenses increased in the nine-month period of 1996 from $11.6 million to $16.2 million when compared with the comparable period in 1995. Corporate overhead increases are due to an increase in employee benefit costs.
The income tax provision for the nine months ended
September 30, 1996 decreased to $1.6 million from $2.8 million when compared with the comparable period in 1995, as a result of lower taxable income for the states in which the Company does business. Due primarily to current and past losses in the Company's real estate segment, the Company has no Federal tax provision in 1995 or 1996. The tax provision in 1995 and 1996 is provided for foreign and state jurisdictions.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

At September 30, 1996, the Company had $150.9 million in cash and cash equivalents and net working capital of $117.2 million. Cash generated from operating activities for the nine months ended September 30, 1996 was $174.5 million. Cash generated from operations during the nine months of 1995 was $16.4 million. The higher than normal cash generation primarily reflects payments of $156.5 million from TRW Inc., a decrease in accounts receivable, an increase in accounts payable and accrued expenses, and a reduction in realty assets. Cash used in investing activities during the nine months ended September 30, 1996 was $8.5 million, consisting primarily of the purchase of assets of a product line and capital expenditures. Cash used in financing activities of $25.6 million reflects a reduction in long-term debt due primarily to the repurchase of a portion of the Senior Discount Debentures and a reduction in the Company's revolving debt facility during the third quarter of 1996.

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

Borrowings under the secured credit facility may not exceed the collateral base as defined in the governing credit agreement. The facility consists of a five-year revolving credit facility of up to $40.0 million and a five-year $20.0 million term loan facility. At September 30, 1996 availability under the total facility was approximately $45.4 million, of which approximately $12.0 million was borrowed.

The Company anticipates that the present capital structure will support the long-term growth of the Company's core businesses and permit the implementation of its strategy to use proceeds received from TRW and from the sale of the assets of its real estate operations to reduce the Company's total indebtedness.

As a holding company with no significant operating or income-producing assets beyond its stock interests in Talley Manufacturing and the subsidiaries holding its real estate operations, the Company will be dependent primarily upon distributions from those subsidiaries in order to meet its debt service and other obligations. The Company will be entitled to receive certain distributions from Talley Manufacturing (absent certain defaults under Talley Manufacturing indebtedness) for a period of five years, to be used to fund certain carrying and other costs associated with the disposition of the Company's real estate assets. (See Note 10 to the Consolidated Financial Statements - Provision For Reserve on Realty Assets and Note 8 - Litigation - TRW Inc.). The Company is required to use certain funds from real estate sales to make offers to redeem the 12.25% Senior Discount Debentures.

Because the cash available to the Company may be required to be used for specific purposes, and because certain debt covenants limit the Company's ability to incur additional indebtedness, the Company may be dependent upon distributions from Talley

Manufacturing (which distributions will generally be limited by debt covenants of Talley Manufacturing) and to future sales of equity securities as its primary sources of discretionary liquidity. To the extent such sources do not provide adequate funds, the Company may be unable to fund expected costs and improvements associated with its real estate holdings or to make cash interest payments on its outstanding indebtedness when required. Nevertheless, and particularly in light of the absence of requirements for the Company to make cash payments of interest on its Senior Discount Debentures until April 15, 1999 and the amount of outstanding Senior Discount Debentures, after the repurchases discussed below, and due to the unallocated portion of excess royalties that resulted from the recent airbag litigation settlement, which are now available, the Company believes that funds will be available in sufficient amounts, and at the required times, to permit the Company to meet its obligations.

On June 11, 1996, the Company repurchased $17,330,000 aggregate principal amount of the 12.25% Senior Discount Debentures. The purchase price of the debentures was $14,381,000, or $829.83 per $1,000 principal amount of the debentures.

On September 19, 1996, an offer was made by the Company to repurchase all of the outstanding 12.25% Senior Discount
Debentures. At the time of the offer, $109,225,000 aggregate principal amount of the debentures were outstanding with an accreted value at the expected payment date of approximately
$86,283,000. The aggregate principal amount of the debentures tendered were $101,947,000, with an accreted value of $80,533,000.
On October 21, 1996 the Company paid $87,425,000, including accrued interest and prepayment premiums, to repurchase the tendered debentures.
In the fourth quarter, the Company will recognize approximately $10,000,000 in extraordinary losses in connection with the debt extinguishment, which represents a prepayment premium and deferred debt cost on the extinguished debt.

The Company has used and may continue to use cash to repurchase shares of its Common stock from time to time on the open market or in negotiated transactions at prices deemed appropriate by the Company. The amount and timing of the purchases will depend on the price of the Common stock, prevailing market, business conditions and debt covenant restrictions.

Other Matters
-------------
Litigation - TRW Inc.
---------------------

As previously reported, a judgment in the Company's favor in the amount of $138,000,000 was entered against TRW Inc. (TRW) by the

United States District Court for the District of Arizona in June 1995 following a jury verdict that TRW had repudiated and breached the April 1989 Airbag Royalty Agreement with the Company. The $138,000,000 damages amount represented the jury's calculation of the present value of the remaining stream of Airbag Royalties which would have been payable by TRW through the April 2001 scheduled expiration date of the Airbag Royalty Agreement had TRW not breached the Agreement. TRW appealed the judgment and, during the pendency of the appeal, was ordered by the District Court to continue making quarterly payments to the Company in the same amounts as if the Airbag Royalty Agreement had not been terminated and repudiated by TRW. On June 19, 1996 the United States Court of Appeals for the Ninth Circuit rejected TRW's appeal and affirmed the $138,000,000 judgment. A petition for rehearing filed by TRW with the Court of Appeals was denied on July 30, 1996.

In August 1996 TRW made payments aggregating approximately $133,144,000 to the Company on account of TRW's obligations under the judgment. The payments represented the $138,000,000 face amount of the judgment award, plus interest at the default rate specified by the Airbag Royalty Agreement (prime plus 5%, or 13.25% for the last several months), minus the quarterly payments made by TRW pursuant to the District Court's order during the pendency of the appeal. A further payment was made by TRW at the same time in the amount of approximately $6,704,000 as that portion of a court-ordered reimbursement of litigation fees and costs (and interest on the reimbursement amount at the same default rate) from which TRW had not taken an appeal.

During September 1996 the other claims between the Company and TRW (which had been scheduled for trial later in the month) and all other matters in dispute with TRW were settled by the parties pursuant to a global settlement agreement. Under that settlement, TRW made a further cash payment to the Company on September 3, 1996 in the aggregate amount of $16,601,000. Accordingly, all claims between the parties have now been resolved, and cash payments have been made by TRW to the Company during August and September 1996 aggregating $156,449,000.

Litigation - Arizona Department of Revenue
------------------------------------------

As previously reported, the Arizona Department of Revenue issued Notices of Correction of Income Tax dated March 17, 1986 to the Company for the fiscal year ending March 31, 1983. These Notices pertain to whether subsidiaries of the Company must file separate income tax returns in Arizona rather than allowing the Company to file on a consolidated basis. The amount of additional Arizona income tax alleged to be due as a result of the Notices of Correction was approximately $400,000 plus interest. In May 1992 the Arizona Tax Court granted judgment in favor of the Company and against the Department on all claims asserted against the Company.

In October 1992 the Tax Court entered judgment in favor of the Company awarding the Company approximately $600,000 for the Arizona income taxes the Company overpaid for its fiscal year ending March 31, 1983 together with interest and attorneys' fees.

In September 1994, the Arizona Court of Appeals reversed the 1992 Arizona Tax Court ruling that entitled the Company to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983, and in April 1995, the Supreme Court of the State of Arizona denied the Company's Petition for Review.
Based on the appellate court decision, the Company in 1995 paid approximately $1,300,000 in taxes and interest for the period ending March 31, 1983. On October 15, 1996 the Company made a payment of $4,842,000 to resolve the dispute for the periods ending December 31, 1984 and 1985. Legislation adopted in 1994 in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986.

Preferred Stock Conversions
---------------------------

On February 16, 1996, the Company issued 1,905,849 shares of Talley Common Stock in connection with the conversion of all of the Company's Series D Preferred Stock, 702,919 more shares than originally designated. The conversion automatically extinguished all unpaid dividends on that stock, totaling approximately $2.6 million as of December 31, 1995.

On April 22, 1996, pursuant to a conversion offer with respect to the Company's Series B and Series A Preferred Stock, approximately 798,000 shares or approximately 52% of the outstanding shares of Series B and approximately 53,000 shares or approximately 79% of the Series A were converted to Common Stock. Series B holders who converted received 2.5 shares of Common Stock for each outstanding Series B share. Series A holders who converted received 2.0 shares of Common Stock for each outstanding Series A share. Common Stock issued of approximately 1,995,000 shares in connection with the conversion of the Series B Preferred Stock and approximately 106,000 in connection with the conversion of the Series A Preferred Stock was approximately 948,000 and 56,000 more shares than issuable under the original conversion terms of the respective series of preferred stock. Prior to the conversion there were approximately 1,548,000 shares of Series B outstanding and 67,000 shares of Series A outstanding. The conversion automatically extinguished all unpaid dividends on the Series B and Series A shares that were converted totaling approximately $4.0 million ($5 per share) on the Series B Preferred Stock and totaling approximately $0.3 million ($5.50 per share) on the Series A Preferred Stock at March 31, 1996.

The transactions do not impact the net earnings of the Company, but "earnings applicable to common shares (after deduction of preferred stock dividends)," as supplementally disclosed by the Company, and the "earnings per share of common stock and common equivalent share" have been reduced. The excess of the fair value of the common shares transferred in the transactions by the Company to the shareholders over the fair value of the common shares issuable pursuant to the original conversion terms have been subtracted from net earnings in the calculations of net earnings available to common shareholders and earnings per share. At September 30, 1996 earnings available for Common shareholders in the calculation of earnings per share were reduced by $12,037,000 in connection with the conversion of the Preferred Stock.

                        PART II - OTHER INFORMATION



Item 1.  Legal Proceedings
--------------------------

  TRW Inc.     As previously reported, a judgment in the Company's
favor in the amount of $138,000,000 was entered against TRW Inc.
(TRW) by the United States District Court for the District of Arizona in June 1995 following a jury verdict that TRW had repudiated and breached the April 1989 Airbag Royalty Agreement with the Company. The $138,000,000 damages amount represented the jury's calculation of the present value of the remaining stream of Airbag Royalties which would have been payable by TRW through the April 2001 scheduled expiration date of the Airbag Royalty Agreement had TRW not breached the Agreement. TRW appealed the judgment and, during the pendency of the appeal, was ordered by the District Court to continue making quarterly payments to the Company in the same amounts as if the Airbag Royalty Agreement had not been terminated and repudiated by TRW. On June 19, 1996 the United States Court of Appeals for the Ninth Circuit rejected TRW's appeal and affirmed the $138,000,000 judgment. A petition for rehearing filed by TRW with the Court of Appeals was denied on July 30, 1996.

In August 1996 TRW made payments aggregating approximately $133,144,000 to the Company on account of TRW's obligations under the judgment. The payments represented the $138,000,000 face amount of the judgment award, plus interest at the default rate specified by the Airbag Royalty Agreement (prime plus 5%, or 13.25% for the last several months), minus the quarterly payments made by TRW pursuant to the District Court's order during the pendency of the appeal. A further payment was made by TRW at the same time in the amount of approximately $6,704,000 as that portion of a court-ordered reimbursement of litigation fees and costs (and interest on the reimbursement amount at the same default rate) from which TRW had not taken an appeal.

During September 1996 the other claims between the Company and TRW (which had been scheduled for trial later in the month) and all other matters in dispute with TRW were settled by the parties pursuant to a global settlement agreement. Under that settlement, TRW made a further cash payment to the Company on September 3, 1996 in the aggregate amount of $16,601,000. Accordingly, all claims between the parties have now been resolved, and cash payments have been made by TRW to the Company during August and September 1996 aggregating $156,449,000.

Arizona Department of Revenue.    As previously reported, the Arizona
Department of Revenue issued Notices of Correction of Income Tax dated March 17, 1986 to the Company for the fiscal year ending
March 31, 1983. These Notices pertain to whether subsidiaries of the Company must file separate income tax returns in Arizona rather than allowing the Company to file on a consolidated basis. The amount of additional Arizona income tax alleged to be due as a result of the Notices of Correction was approximately $400,000 plus interest. In May 1992 the Arizona Tax Court granted judgment in favor of the Company and against the Department on all claims asserted against the Company. In October 1992 the Tax Court entered judgment in favor of the Company awarding the Company approximately $600,000 for the Arizona income taxes the Company overpaid for its fiscal year ending March 31, 1983 together with interest and attorneys' fees.

In September 1994, the Arizona Court of Appeals reversed the 1992 Arizona Tax Court ruling that entitled the Company to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983, and in April 1995, the Supreme Court of the State of Arizona denied the Company's Petition for Review. Based on the appellate court decision, the Company in 1995 paid approximately $1,300,000 in taxes and interest for the period ending March 31, 1983. On October 15, 1996 the Company made a payment of $4,842,000 to resolve the dispute for the periods ending December 31, 1984 and 1985. Legislation adopted in 1994 in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

(b) The Company has not made any dividend payments on its preferred and common shares since the first quarter of 1991. Dividends on the shares of Series A and Series B Preferred Stock are cumulative and must be paid in the event of liquidation and before any distribution to holders of Common stock. Annual dividends of $1.10 per share, and $1.00 per share, accrue with respect to outstanding shares of Series A Preferred Stock and Series B Preferred Stock, respectively. Cumulative dividends on preferred shares that have not been declared or paid as of September 30, 1996 are approximately $83,448 ($6.05 per share) for the Series A shares and $4,123,438 ($5.50 per share) for the Series B shares. The dividends in arrears were reduced in early 1996 as a result of the conversion of all of the Company's Series D Preferred Stock and approximately 798,000 shares of Series B and approximately 53,000 of Series A. While the Company's debt agreements have provisions which limit the payments of dividends the Company, as a result in part of the favorable litigation settlement discussed in Item 1, has the ability to pay the dividends in arrears and on November 7, 1996 announced that it will pay the dividend arrearage on both its Series A and Series B Preferred Stock on December 2, 1996.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)           Exhibits:

      11*     Computation of Earnings per Common and Common
              Equivalent Share.

      27*     Financial Data Schedule for Talley Industries,
              Inc., September 30, 1996.

*   Documents marked with an asterisk are filed with this report.

(b) Reports on Form 8-K:

   There were no reports filed on Form 8-K for the three months ended September 30, 1996.


"Safe harbor" statement under the Private Securities Litigation
Reform Act of 1995 and any applicable state laws:

   Certain of the statements in the Management's Discussion and Analysis and elsewhere in this report are not historical facts and are "forward looking statements" that involve risks and uncertainties, including, but not limited to, future economic conditions, the impact of competitive products, services and pricing, research and development, commercialization and technological difficulties, government contracting risks, the availability and cost of financing, environmental matters, the Company's strategy for dealing with its real estate, the effect of the Company's accounting policies, the course and results of litigation affecting the Company and a number of other risks described in this report.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TALLEY INDUSTRIES, INC.
                                   --------------------------------
                                   (Registrant)






Date: November 12, 1996            By  Kenneth May
      -----------------------          ----------------------------
                                       Kenneth May
                                       Vice President, Controller
                                       Principal Accounting
                                       Officer





Date: November 12, 1996            By  Mark S. Dickerson
      -----------------------          ----------------------------
                                       Mark S. Dickerson
                                       Vice President
                                       and Secretary