Form 10-K405
period 1996-12-31
TALLEY INDUSTRIES INC
filed 1997-03-27
CIK 96238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 (FEE REQUIRED)
               For the fiscal year ended December 31, 1996
                                   OR
 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from                 to
                       Commission File No. 1-4778

                         TALLEY INDUSTRIES, INC.
         (Exact name of registrant as specified in its charter)
          Delaware                                   86-0180396
    (State or other jurisdiction                    (I.R.S. Employer
   of incorporation or organization)              Identification No.)
             2702 North 44th Street, Phoenix, Arizona 85008
             ----------------------------------------------
          (Address of principal executive offices)   (Zip Code)
    Registrant's telephone number, including area code:(602) 957-7711

       Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each Exchange
              Title of each class                  on which registered
              -------------------                 ---------------------
          Common Stock, $1 Par Value              New York Stock Exchange
          Series B $1 Cumulative Convertible
          Preferred Stock, $1 Par Value           New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
 Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been
 subject to such filing requirement for the past 90 days. Yes[ X ]    No[   ]
     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
 Form 10-K.   [ X ]
     The aggregate market value of voting stock held by  non-affiliates on January 31, 1997  was
 $127,145,000.
          APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
 securities under a plan confirmed by court.   Yes[   ]  No[   ]
 As of January 31, 1997 there were 14,286,153 shares of Talley Industries, Inc. Common Stock $1 par value outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 1996) are incorporated by reference in
 Part III.

TABLE OF CONTENTS



Part I                                                            PAGE

 Item 1.  Business

          (a)  Developments since January 1, 1996                  I-1
          (b)  Financial Information About Industry Segments       I-4
          (c)  Narrative Description of Business                   I-4
          (d)  Financial Information about Foreign and Domestic
                 Operations and Export Sales                       I-23
          (e)  Executive Officers of the Registrant                I-23

 Item 2.  Properties                                               I-23

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

 Item 12. Security Ownership of Certain Beneficial Owners
          and Management                                           III-3

 Item 13. Certain Relationships and Related Transactions           III-3

Part IV

 Item 14. Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                    IV-1


          Signatures                                               IV-2

                                  PART I




Item 1.  Business.
------------------
(a)  Developments since January 1, 1996.
----------------------------------------

Airbag Royalty Settlement
-------------------------
   On June 19, 1996, the United States Court of Appeals for the Ninth Circuit rejected an appeal by TRW Inc. (TRW), and affirmed the previously reported $138,000,000 judgment for the Company in TRW Inc. vs. Talley Industries, Inc. et al. In August 1996, TRW made payments aggregating approximately $133,144,000 to the Company on account of TRW's obligations under the judgment. The payments represented the $138,000,000 face amount of the judgment award, plus interest at the default rate specified by the Airbag Royalty Agreement (prime plus 5%), less the quarterly payments made by TRW pursuant to the District Court's order during the pendency of the appeal. A further payment was made by TRW at the same time in the amount of approximately $6,704,000 as that portion of a court-ordered reimbursement of litigation fees and costs (and interest on the reimbursement amount at the same default rate) from which TRW had not taken an appeal.
   During September 1996, other claims between the Company and TRW
(which had been scheduled for trial) and all other matters in dispute with TRW were settled by the parties pursuant to a global settlement agreement. Under that settlement, TRW made a further cash payment to the Company on September 3, 1996 in the aggregate amount of $16,601,000. Accordingly, all claims between the parties have now been resolved, and cash payments have been made by TRW to the Company aggregating $156,449,000. The quarterly royalty payments ceased with the settlement payments from TRW.

Conversion of Preferred Stock
-----------------------------
   On February 16, 1996, the Company issued 1,905,849 shares of Talley Common stock in connection with the conversion of all of the Company's Series D Preferred stock at December 31, 1995. The conversion automatically extinguished all unpaid dividends on that stock, totaling approximately $2,600,000.
   On April 22, 1996, pursuant to a conversion offer with respect to the Company's Series B and Series A Preferred stock, approximately 798,000 shares or approximately 52% of the outstanding shares of Series B and approximately 53,000 shares or approximately 79% of the Series A were converted to Common stock. Series B holders who converted received 2.5 shares of Common stock for each outstanding Series B share. Series A holders who converted received 2.0 shares of Common stock for each outstanding Series A share. Common stock of approximately 1,995,000 shares were issued in connection with the conversion of the Series B Preferred stock and approximately 106,000 shares were issued in connection with the conversion of the Series A Preferred stock. Prior to the conversion there were approximately 1,548,000 shares of Series B outstanding and 67,000 shares of Series A outstanding. The conversion automatically extinguished all unpaid dividends on the Series B and Series A shares that were converted totaling approximately $4,000,000 ($5 per share) on the Series B Preferred stock and totaling approximately $300,000 ($5.50 per share) on the Series A Preferred stock at March 31, 1996.

Repurchase of Senior Discount Debentures
----------------------------------------
   During 1996, pursuant to the terms of the 12.25% Senior Discount Debentures, the Company was required to repurchase a total of $124,002,000 aggregate principal amount of the debentures.

This amount represents over 98% of the debentures with an accreted value of $97,451,000. The Company paid $105,968,000 including accrued interest and prepayment premiums, to repurchase the tendered debentures. In connection with this debt extinguishment, the Company recognized a $12,052,000 extraordinary loss, which consists of a prepayment premium and deferred debt cost on the extinguished debt.

Sale of Realty Assets
---------------------
   In 1992, the Company initiated a plan for the orderly disposition of all its remaining real estate assets. With the resolution of the airbag royalty dispute with TRW and after receiving payments in connection therewith in the third quarter of 1996, and also in view of the slower than expected improvement in the market conditions for real estate assets, the Company re-evaluated and changed its strategy for exiting the real estate business. The Company adjusted its strategy of selling properties to end users in an orderly process over time, to a strategy of liquidation sales through pricing adjustments and/or joint development arrangements. This change in strategy resulted in an $85,000,000 writedown in real estate assets for financial reporting purposes. In December of 1996 all real estate properties, except for one, were sold for cash and assumption of certain liabilities. The Company is actively marketing the remaining property.

Payment of Dividends
--------------------
   On December 2, 1996, the Company paid all dividend arrearages on its Series A and Series B Preferred stock. Dividend arrearage on the Series A Preferred stock of $6.05 per share and on the Series B Preferred stock of $5.50 per share were paid on December 2, 1996 to holders of record at the close of business on November 18, 1996. Total payment of the dividend arrearage was approximately $4,206,000. The Company also resumed quarterly dividend payments on its Series A and Series B Preferred stock.

(b)  Financial Information about Industry Segments.
---------------------------------------------------
   The disposition of the assets of the Realty Segment, the settlement of the dispute with TRW regarding, among other matters, royalties from the Airbag Royalty Segment, and the cessation of such royalties along with the significant increase during the last several years in the volume and profitability of the Company's stainless steel operations has prompted a reclassification of the Company's segments of operations. The steel operations have been segregated into a separate Stainless Steel Products segment and removed from the Industrial Products segment. The Specialty Products segment has been combined with those operations remaining in the Industrial Products segment. All prior periods have been restated to reflect the reclassifications.
   A segment description along with tables showing sales and operating income for each of the last five years, and identifiable assets for each of the last three years attributable to each of the Company's five business segments are incorporated herein by reference to the material appearing in the Notes to Consolidated Financial Statements on pages
F-49 through F-57 of the Company's financial statements for the year ended December 31, 1996, included in a separate section of this report. For an additional discussion of segment operations, see also "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-2 through F-17 of the Company's financial statements for the year ended December 31, 1996, included in a separate section of this report.

(c)  Narrative Description of Business.
---------------------------------------
General
-------
   The Company is a diversified manufacturer of a wide range of proprietary and other specialized products for defense, industrial and commercial applications. Through its Government Products and Services segment, the Company manufactures an extensive array of propellant devices and electronic components for defense systems and commercial applications and provides naval architectural and marine engineering services. The Company has participated in the automotive airbag market through its royalty agreement with TRW, which provided the Company with a quarterly payment for any airbag manufactured and sold by TRW worldwide and for any other airbag installed in a vehicle manufactured or sold in North America. The royalties ceased with the settlement payments from TRW in the third quarter of 1996, which totaled $156,449,000, as a result of the litigation involving the airbag royalty agreement and other matters (See also Litigation in the Notes to Consolidated Financial Statements). The Company's Stainless Steel Products segment manufactures and distributes stainless steel products. The Company's Industrial Products segment manufactures and sells high-voltage ceramic insulators used in power transmission and distribution systems, specialized welding equipment and systems, aerosol insecticides, air fresheners and sanitizers for the commercial and agricultural markets, and custom designed metal buttons for military and commercial uniforms and upscale fashion apparel. The Company has sold substantially all of the assets of its real estate operations.

(1)  Government Products and Services Segment.
     -----------------------------------------
   The Company's Government Products and Services segment provides a wide range of products and services for government programs. The majority of the Company's products are smaller components of larger units and systems and are generally designed to enhance safety or improve performance. Products manufactured by the Company which have significant replacement requirements include items having finite shelf lives, such as propellants for pilot ejection seats, as well as products regularly consumed in training and combat situations. Many of the Company's existing products and its new product development efforts are focused on mobile, tactical and "smart" military weapons and systems. The Company is developing new technologies that will enable it to re-enter the automobile airbag market, which it pioneered prior to the sale of that business segment to TRW in 1989. The Company's primary efforts are directed towards the components of the airbag system that initiates the inflation (the initiator) and the inflator. The Company provides a broad range of architectural and engineering design consulting services for the U.S. Navy, commercial clients and shipyards, and has most recently been expanding its design services into the environmental protection market.

Solid Propellant Devices and Related Products
---------------------------------------------
   A majority of the products manufactured by the Company's Government Products and Services segment are based upon the Company's core technologies and expertise in the design and manufacture of propellants and related products. Propellants are solid fuels which, when ignited, produce a specified thrust or volume of gas for a designated period. The Company's propellant products are typically custom designs developed by the Company in response to customers' technical requirements and specifications.
   The following sets forth a brief summary of several of the solid propellant devices and related products manufactured by the Company:

   - Pilot Ejection Systems. The Company manufactures ejection seats and related propellant devices for aircraft ejection systems in high performance military aircraft. The Company also manufactures escape systems for a number of foreign aircraft.

   - Rocket Motors. The Company manufactures a wide range of rocket motors and rocket catapults. These products include booster rockets for decoy missiles, as well as for unmanned vehicles. The Company also manufactures rocket catapults and rocket motors for its aircraft escape systems.

   - Gas Generators. The Company manufactures a broad range of solid propellant gas generators. These products provide pneumatic power for guidance and control systems, hydraulic systems, and safe and arming devices on a wide range of missile systems.

   - Extended Range Munitions Components. The Company's extended range munitions components utilize propellant technologies to dramatically extend the range of U.S. artillery. The Company's extended range munitions utilize a solid propellant to reduce drag or rocket assist to provide thrust to extend the range of new howitzer artillery.

   - Dispersion Systems. The Company pioneered the use of airbag technologies for modern munitions delivery systems. The Company's dispersion systems utilize airbag assemblies to eject submunitions from carrier missile systems.

   - Weapons Systems. These weapon systems include a light anti-armor weapon for the U.S. Navy and a light-weight disposable version of a U.S. Marine Corps shoulder-launched weapon system for the U.S. Army.

   - Ejector Racks. These ejection racks enable helicopter pilots to discard munitions, missiles or extra fuel in emergency situations.

   - Countermeasure Systems. The Company manufactures several training and combat countermeasure systems for naval, aircraft and submarine applications. Countermeasure systems are designed to divert incoming weapons from their targets.

   - Insensitive Munitions. The Company develops and manufactures propellant products which are being qualified to meet certain rigorous safety requirements. These munitions are generally insensitive to shock, puncture, high temperatures and pressure.

   - Electro Explosive Devices ("EED"). Electro-explosive devices manufactured by the Company include rocket motor igniters, explosive bolts and separation nuts and booster cartridges, as well as initiators for these and other components.

   - Automotive Airbag Products.   New products include advanced, non-
     sodium azide inflators, ceramic initiators and an inflatable seat belt.

High Reliability Electronic Products
------------------------------------
   The Company designs and manufactures specialized electronic display and monitoring devices, electromechanical instruments and components, and high performance cable assemblies which are used by the aerospace and defense industries. The Company's products are designed to perform at a high level of reliability, conform to tight tolerance specifications and withstand harsh operating environments. The following sets forth a brief summary of the primary electronic products manufactured by the
Company:

   - Air Traffic Control Systems. The Company has supplied electronic displays to the Federal Aviation Administration ("FAA") for over 20 years for use in certain air traffic control applications.

   - Airborne Flight Data Recorders. The Company is a manufacturer of flight data recorders that are used on military aircraft. These flight data recorders are used to evaluate training simulations and record flight information, and are designed to maintain data integrity in the event of a crash.

   - Safe and Arming Devices. The Company manufactures electronic and electromechanical devices which are used to safely control, arm and fire warheads on torpedoes, mines and missiles. These products are designed to meet a high standard for safety requirements. Electronic Safe and Arming Devices have advantages over electromechanical devices in that they respond far quicker, can be programmed to vary arming time, have greater precision and are more reliable.

   - Indicators. The Company is a producer of elapsed time indicators, event counters and fault indicators, with a significant share of the domestic aerospace market. The Company's indicator products are capable of functioning with a high degree of accuracy and are built to withstand the harsh operating environment present in aerospace applications.

   - Interconnect Products. The Company also designs, manufactures and sells high quality interconnect products and accessories for military, aerospace and commercial marketplaces. These products include high voltage silicone wire and cable, multi-pin high and low voltage connector and cable assembly interconnection systems, and triax and coax high voltage connections and cable assemblies. The major applications for these products include medical equipment, radar and CRT displays, electronic countermeasure systems and power supplies.

Naval Architecture and Marine Engineering Services
--------------------------------------------------
   The Company's naval architecture and marine engineering business provides a broad range of consulting services for the U.S. Navy, as well as for commercial clients and shipyards. The Company's naval design and engineering business has provided services for over 35 years and possesses domestic and international experience in all phases of the design process for military and commercial ships. These services include initial feasibility and conceptual studies, contract design, and detail design and engineering for new and retrofitted ships. The Company also provides the engineering services necessary to physically integrate combat systems and electronics into Navy ships and provides program management and logistics support services to the Navy and commercial customers. The Company has been expanding its design services into the environmental protection market, and has been successful in obtaining a prime contract in support of the U.S. Navy's Hazardous Material Afloat program. The Company maintains separate segments to meet the different technical, performance and administrative needs of its customers.
   Direct contracts with the U.S. Navy currently account for a majority of the Company's naval architecture and marine engineering revenue, with additional revenue attributable to subcontracts under Navy contracts.
The remaining revenues are derived from commercial shipyards or industrial customers for ship and other marine design services. The majority of the Company's contracts with the U.S. Navy are cost plus a fixed fee. Under these contracts, the Company is reimbursed for its actual costs plus a percentage fee based on the estimated costs in the original contract.
   The demand for design services for the U.S. Navy is largely driven by the number of new ship classes being developed or older classes being retrofitted, versus the actual number of ships within a class being built
or operated.   The majority of engineering and detail design costs are
incurred with the introduction of a new class of ship or the retrofit of one or more ships of an existing class.

Marketing
---------
   The Company markets its government products and services directly to the Department of Defense, other U.S. government departments, foreign government agencies, and other contractors. The Company's marketing strategy focuses on those contracts and programs which are likely to be emphasized in the current defense environment and for which the Company has a competitive advantage in technology and expertise.
   The Company's technical sales personnel are strategically located across the country for easy access to its customers. The Company also uses independent sales agents to market its products to various foreign governments and to sell its electronic component products. In addition, the Company enters into joint marketing agreements with foreign manufacturers to provide access to markets not available directly to the Company.

Competition
-----------
   Competition for the Company's government products and services varies widely. The markets for several of the Company's products and services are highly competitive, and many of the Company's competitors have greater financial resources than the Company. However, the Company also competes in a variety of small niche markets. Production of the products within these markets frequently requires government/product qualification, which can be costly and time-consuming to obtain. Once a contract has been has been awarded, the relatively small size of these markets often discourages additional suppliers from pursuing qualification. Within these markets the Company is occasionally a sole supplier.
   The market for the Company's electronics components products is highly competitive. The Company believes that it shares the market for aerospace elapsed time indicators, fault indicators and events counters primarily with one competitor. The Company believes that its safe and arming devices compete with several companies.
   The Company believes that its market for naval architectural and marine engineering services is served by the Company and a small number of other major firms. These companies actively compete with each other, and to a lesser extent with smaller design firms, for U.S. Navy programs, foreign contracts and subcontracts with private shipyards.

Government Contract Matters
---------------------------
   A high percentage of the Company's government defense contracts are fixed-price contracts. The Company's naval architecture and marine engineering contracts are generally cost reimbursable. Although the Company's fixed-price contracts generally permit the Company to retain unexpected profits if costs are less than projected, the Company bears the risk that increased or unexpected costs may reduce profit or cause the Company to sustain losses on a particular contract. From time to time the Company accepts fixed-price contracts for products that have not been previously developed. In such cases, the Company is subject to the risk of delays and cost over-runs. Under U.S. Government regulations, certain costs, including financing and interest costs and foreign marketing expenses, are not allowable. The U.S. Government also regulates the methods under which costs are allocated to Government contracts. With respect to U.S. Government contracts that are obtained pursuant to an open bid process and therefore result in a firm fixed price, the Government has no right to renegotiate any profits earned thereunder. In Government contracts where the price is negotiated at a fixed price rather than on a cost-plus basis, as long as the financial and pricing information supplied to the Government is current, accurate and complete, the Government has no right to renegotiate any profits earned thereunder. However, if the Government later conducts an audit of the contractor and determines that such data was inaccurate, or incomplete or not current, the Government may initiate an action to recover the amount of any significantly overstated costs plus applicable profit or fee and interest. If the submission of inaccurate, incomplete or not current data was knowingly made, then the Government may seek to recover an additional penalty equal to the amount of the overstated costs; and if the submission was willful or intentional the Government may seek additional penalties and damages. Certain cost reimbursement contracts are also subject to review and price adjustment by the Government.
   U.S. Government contracts are, by their terms, subject to termination by the Government either for its convenience or for default by the contractor. Fixed-price contracts provide for payment upon termination for items delivered to and accepted by the Government. If the termination is for convenience, fixed-price contracts provide for payment of the contractor's costs incurred plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit on its incurred performance costs. However, if a fixed-price contract termination is for default, (i) the contractor is paid such amount as may be agreed upon for completed and partially completed products and services accepted by the Government, (ii) the Government is not liable for the contractor's costs with respect to unaccepted items and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portions of the contracts and (iii) the contractor may be liable for excess costs incurred by the Government in procuring undelivered products and services from another source. Foreign defense contracts generally contain comparable provisions relating to termination at the convenience of the government.
   Companies supplying defense-related products and services to the U.S. Government are subject to certain additional business risks unique to that industry. These risks include: the ability of the Government to unilaterally suspend the Company from new contracts pending resolution of alleged violations of certain procurement laws or regulations; procurements which are dependent upon appropriated funds by the Government; changes in the Government's procurement policies (such as a greater emphasis on competitive procurements or cancellation of programs due to budgetary changes); the possibility of inadvertent Government disclosure of a contractor's proprietary information to third parties; and the possible need to bid on programs in advance of design completion. A reduction in expenditures by the Government for the Company's products and services, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to the Company, incomplete, inaccurate or non-current data allegations, terminations or cancellations of programs, or substantial cost over-runs could have an adverse effect on the Company's results of operations.

Backlog
-------
   The backlog of government funded programs and firm industrial contracts in the Government Products and Services segment amounted to approximately $112.0 million at December 31, 1996, $98.9 million at December 31, 1995 and $97.3 million at December 31, 1994. The total backlog, including unfunded programs amounted to approximately $423 million at December 31, 1996, $469 million at December 31, 1995 and $97 million at December 31, 1994. The Company estimates that approximately

$82.1 million of the government funded and firm industrial backlog and $119.5 million of the total backlog outstanding at December 31, 1996 is expected to be completed or shipped during 1997.
   The term funded used herein refers to the aggregate revenue remaining to be earned at a given time under (i) contracts held by the Company (excluding renewals or extensions thereof, which are at the discretion of the customer) to the extent of the funded (i.e., appropriated by Congress and allotted to the contract by the procuring Government agency) amounts thereunder, and (ii) task orders or delivery orders issued to the Company under contracts which provide that the customer is obligated to pay only for services rendered pursuant to specific funded task orders and is not obligated to issue additional task orders or to pay the estimated total contract price. The term unfunded used herein refers to the portion of the Company's total backlog that represents the excess of the stated value of the Company's executed contracts over the amounts funded by the customer for such contracts including unexercised options.

(2)  Airbag Royalties Segment.
     -------------------------
   This segment of the Company's business consists of the Company's royalty entitlement under the license agreement it signed with TRW in April 1989 in connection with the sale of the Company's automotive airbag business to TRW at that time. Under the terms of that license agreement, the Company was entitled to receive a royalty each quarter from TRW measured by the level of TRW's airbag sales and the level of industry sales.
   As described in the Notes to Consolidated Financial Statements under the heading Commitments and Contingencies of the Company's financial statements for the year ended December 31, 1996, included in a separate section of this report, on June 19, 1996, the United States Court of Appeals for the Ninth Circuit rejected TRW's appeal and affirmed the

$138,000,000 judgment for the Company in TRW Inc. vs. Talley Industries, Inc. et al. In August 1996, TRW made payments aggregating approximately $133,144,000 to the Company on account of TRW's obligations under the judgment. The payments represented the $138,000,000 face amount of the judgment award, plus interest at the default rate specified by the Airbag Royalty Agreement (prime plus 5%), less the quarterly payments made by TRW pursuant to the District Court's order during the pendency of the appeal. A further payment was made by TRW at the same time in the amount of approximately $6,704,000 as that portion of a court-ordered reimbursement of litigation fees and costs (and interest on the reimbursement amount at the same default rate) from which TRW had not taken an appeal.
   In September 1996, other claims between the Company and TRW (which had been scheduled for trial) and all other matters in dispute with TRW were settled by the parties pursuant to a global settlement agreement. Under that settlement, TRW made a further cash payment to the Company on September 3, 1996 in the aggregate amount of $16,601,000. Accordingly, all claims between the parties have now been resolved, and cash payments have been made by TRW to the Company aggregating $156,449,000. The quarterly royalty payment ceased with the settlement payments from TRW.
   The Company is currently developing new airbag technologies, including an improved inflator and a ceramic initiator, with initial sales for both airbag components expected in 1998.

(3)  Stainless Steel Products Segment.
     ---------------------------------
   The Company operates a modern stainless steel mini-mill which converts purchased stainless steel billets into a variety of grades, sizes and shapes of hot rolled and cold finished bar and rod. The facility utilizes computer automation and quality control processes that have resulted in a high standard of product quality, service and delivery. Located in South Carolina, the mini-mill has relatively low operating costs and is situated close to major north-south and east-west interstate highways. The Company has annealing, shot blasting, pickling and cold finishing capabilities, which broaden the product range, shorten lead times, improve product quality and lower costs. The Company sells its products to a number of steel distributors, including a master distributor which is owned by the Company, and to a lesser extent to industrial end-users. The Company-owned master distributor sells stainless steel bar, angle and flats to independent distributors, and also provides cutting, grinding and boring services. The Company's master distributor, which resells approximately 17% of the mini-mill's total production currently, has five distribution depots located in South Carolina, New Jersey, Pennsylvania, Illinois and Texas. The Company also owns a Canadian distributor, which sells primarily flat stainless steel products (not produced by the mini-mill). This distributor has locations in Ontario and Quebec.
   Demand for the Company's products is directly related to the level of general economic activity and the competition, and therefore, has been impacted most recently by competitive pressures from domestic and foreign
steel suppliers.   The Company's operations are technologically advanced
and its products are highly competitive in terms of quality, brand recognition and price.

Marketing
---------
   The Company markets its stainless steel products to distributors, manufacturers and fabricators. These organizations vary in size, complexity and purchasing structures. The Company's sales and marketing efforts use a combination of direct sales and independent distributors.

Competition
-----------
   The Company's Stainless Steel Products businesses are highly competitive, with competition typically based on price, quality, delivery time, engineering expertise and customer service. The Company's competitors include major domestic and international companies, many of which have financial, technical, marketing, manufacturing, distribution and other resources substantially greater than those of the Company, as well as smaller competitors which focus on specific market niches.

Backlog
-------
   The backlog of firm orders in the Stainless Steel Products segment totaled approximately $17.4 million at December 31, 1996, $27.9 million at December 31, 1995 and $26.2 million at December 31, 1994. The Company estimates that substantially all of the orders outstanding at December 31, 1996 will be delivered by December 31, 1997.

(4)  Industrial Products Segment.
     ----------------------------
   The Company's Industrial Products segment operates in three product areas: high-voltage ceramic insulators, specialty products, and other industrial products.

High-Voltage Ceramic Insulators
-------------------------------
   The Company's high-voltage ceramic insulator business manufactures and sells electrical insulators and related items for use in power transmission and distribution systems, principally to electric utilities, municipalities and other government units, as well as to electrical contractors and original equipment manufacturers. High-voltage ceramic insulators are required to perform with high levels of reliability and typically require product certification from electric utilities to be used for new or replacement applications. Demand for these products is influenced by the level of economic activity, particularly housing starts, with a fairly stable minimum demand level due to normal replacement and repair cycles.
   The Company's primary customers include original equipment manufacturers as well as many of the major utilities throughout the U.S. and the world.

Specialty Products
------------------
   The Company's specialty products focus on two primary markets:
insect and odor control for the industrial maintenance supply, pest control and agricultural markets; and custom designed metal buttons for the military and commercial uniform and fashion markets.
   The Company offers a complete line of insecticides, air fresheners and sanitizers for sale through distributors to the industrial maintenance supply, pest control and agricultural markets. The Company's insecticide products are sold under unique trademarks to agricultural and pest control distributors, respectively, who sell to pest control professionals. The Company's insecticide formulations focus on using natural active ingredients including pyrethrin (derived from the chrysanthemum flower), boric acid and sassafras. The Company offers a complete line of insecticides to control the most common crawling and flying insects. The insecticides are mixed and packaged at the Company's Louisiana manufacturing plant and formulated into aerosol, liquid and powder form.
   Air freshening and sanitizing products are formulated and packaged for specific air freshening and sanitizing situations, which vary based on room size, type of odor to be treated, and desired fragrance. In addition, the products are designed for one of four different delivery methods: (i) metered, automatic aerosols for areas up to 6,000 cubic feet, (ii) fan delivered solids for areas up to 1,500 cubic feet,

(iii) manual aerosols for immediate air freshening and (iv) passive solids for small enclosed areas.
   In addition to manufacturing odor and insect control formulations, the Company also manufactures and sells metered and fan driven dispensers for these products. Metered dispensers utilize a timing mechanism to deliver aerosol spray at programmable time intervals. Fan driven dispensers utilize battery operated fans to distribute the scent of selected air fresheners.
   The Company designs and manufactures a wide range of custom metal buttons for the military and commercial uniform and fashion markets. The Company also produces insignias, cuff links, money clips, tie bars and other accessories as a complement to its button products. The buttons are individually stamped from custom designed steel dies.
   The use of steel dies and a brass stamping process allow the Company to produce button designs with extremely fine detail and high resolution. The Company custom designs and produces metal buttons for the U.S. military based on detailed military specifications. The market for commercial uniform buttons includes local police, fire departments and other civil servants. The Company continues to increase its presence in the fashion apparel market by working with apparel manufacturers on custom button designs for their manufactured garments.

Other Industrial Products
-------------------------
   The Company designs, manufactures and sells specialized advanced-technology welding equipment and systems, power supply systems and humidistats, and also provides contract assembly and manufacturing for original equipment manufacturers. The Company's welding equipment and systems are highly-engineered and advanced technologically. The Company's product lines include patented welding systems which can be remotely controlled for use in radioactive and other contaminated environments. These products are sold to the utility, pipeline, shipbuilding, aerospace and specialty construction industries.
   The power supply systems manufactured by the Company are principally low-wattage systems and are sold to original equipment manufacturers in the telecommunications, medical, computer and other industrial markets. The power supply market is highly competitive, with numerous manufacturers in the U.S.
   The Company also manufactures and sells humidistats. Humidistats are used to regulate humidity levels and are principally sold to home appliance manufacturers.

Marketing
---------
   The Company markets its industrial products to domestic and foreign customers. The Company utilizes a network of direct sales staff, independent distributors, manufacturers and distributors, to market its industrial products to the various pest control and sanitary supply companies, and agricultural market.

Competition
-----------
   Competitors in the Industrial Products segment include a wide range of domestic and foreign manufacturers and resale distributors, and chemical and pet care companies. Competition is based on product efficiency, quality, price, delivery time, engineering expertise and the ability to offer a broad range of products.
   The Company maintains the strongest position in the resale market of porcelain products, humidistats, and military and commercial uniform button market.

Backlog
-------
   The backlog of firm orders in the Industrial Products segment totaled approximately $7.7 million at December 31, 1996, $6.6 million at

December 31, 1995 and $7.4 million at December 31, 1994. The Company estimates that substantially all of the orders outstanding at December 31, 1996 will be delivered by December 31, 1997.

(5)  Realty.
     -------
   In 1992, the Company initiated a plan for the orderly disposition of all its remaining real estate assets. With the resolution of the airbag royalty dispute with TRW and after receiving payments in connection therewith in the third quarter of 1996, and also in view of the slower than expected improvement in the market conditions for real estate assets, the Company re-evaluated and changed its strategy for exiting the real estate business. The Company adjusted its strategy of selling properties to end users in an orderly process over time, to a strategy of liquidation sales through pricing adjustments and/or joint development arrangements. This change in strategy resulted in an $85,000,000 writedown in real estate assets for financial reporting purposes. In December of 1996 all real estate properties, except for one, were sold for cash and assumption of certain liabilities. The Company plans to dispose of the single property not included in the 1996 bulk sale.

(6) Other General Information.
    --------------------------
   Research and Development. During the years ended December 31, 1996, 1995 and 1994, the Company's consolidated expenditures for Company-sponsored research and development activities were approximately $8.7 million, $4.2 million and $4.3 million, respectively. For the same reporting periods, customer-sponsored research and development expenditures were $8.8 million, $10.1 million and $8.2 million, respectively. The large increase in 1996 expenditures is related to the development of automotive airbag components and a continued higher level of expenditures is anticipated in the near future.

   Environmental Protection. The Company does not anticipate that compliance with various laws and regulations relating to the protection of the environment will have any material effect upon its capital expenditures, earnings or competitive position.
   Employees. As of December 31, 1996, the Company had 2,494 employees, approximately 16.7% of whom are represented by unions.
   Proprietary Rights. Various of the Company's businesses are dependent in part upon unpatented know-how and technologies, including the solid propellent businesses. While various patents, trademarks and tradenames are held by the Company and are used in its businesses, none of them are critical to any segment, and the Company's business is not dependent upon them to a material extent.

(d)  Financial Information about Foreign and Domestic Operations and
Export Sales.
----------------------------------------------------------------------
   Information required by this item is incorporated by reference to the Notes to Consolidated Financial Statements appearing under the heading "Segment Operations" on pages F-49 through F-57 of the Company's financial statements for the year ended December 31, 1996, included in a separate section of this report.

(e)  Executive Officers of the Registrant.
------------------------------------------
   Reference is hereby made to the information contained in Item 10(b) of this Form 10-K.

Item 2.  Properties.
--------------------
   The Company's operations are conducted at numerous manufacturing and assembly plants, warehouses, offices and sales facilities located in 20 states, as well as warehouses, offices and sales facilities in Canada and the Netherlands. The principal facilities of the Government Products and Services segment include approximately 931,000 square feet of manufacturing and assembly facilities, in addition to related warehouse, office and sales facilities. The principal manufacturing and assembly facilities for this segment are located in Mesa, Arizona; Phoenix, Arizona; Rolling Meadows, Illinois; and Toledo, Ohio. The majority of these facilities are owned by the Company. However, at the two Arizona facilities, the Company owns the plants and equipment and leases the underlying land from the State of Arizona. One of these locations is leased under long-term leases, while the second location is currently under a year-to-year lease. The Company's naval architectural and engineering services are provided out of several offices, with the major ones located in New York, New York; Arlington, Virginia; Newport News, Virginia; Washington, D.C.; Pittsburgh, Pennsylvania; and Pascagoula, Mississippi, all of which are leased.
   Facilities used by the Stainless Steel Products segment include approximately 415,000 square feet of manufacturing and assembly plants and related office, warehouse and sales space, located in Hartsville, South Carolina; and sales and warehouse facilities in New Brunswick, New Jersey; Hermitage, Pennsylvania; Chicago, Illinois; Houston, Texas; Charlotte, North Carolina; Toronto and Montreal, Canada. All of the facilities are owned by the Company with the exception of sales and warehouse facilities consisting of 171,000 square feet.
   The operations of the Industrial Products segment are conducted in several facilities consisting of approximately 604,000 square feet of manufacturing, warehouse and office space located in Carey, Ohio; Knoxville, Tennessee; Waterbury, Connecticut; Randolph, Vermont; Independence, Louisiana; Davidson, North Carolina and the Netherlands. Most of these facilities are owned by the Company except for 24,000 square feet of warehouse facilities.

   In total, over two-thirds of all the facilities (by square footage) are owned by the Company and have been pledged as collateral to secure a credit facility. The Company's facilities, which are continually added to or modernized, are generally considered to be in good condition and adequate for the business operations currently being conducted.

Item 3.  Legal Proceedings.
---------------------------
   Information required by this item is incorporated by reference to the Notes to Consolidated Financial Statements appearing under the heading "Commitments and Contingencies" of the Company's financial statements for the year ended December 31, 1996, included in a separate section of this report.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
   No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                  PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
----------------------------------------------------------------------
Matters.
--------
   The information required by this item is incorporated by reference to the material under the captions "Long-Term Debt" on pages F-29 through F-32, "Capital Stock" on pages F-38 through F-40 and "Stock Market Data" on pages F-63 through F-64 of the Company's financial statements for the year ended December 31, 1996, included in a separate section of this report.

Item 6. Selected Financial Data.
--------------------------------
   The information required by this item is incorporated by reference to the material under the captions "Five Year Summary of Operations," "Selected Financial Data" and "Stock Market Data" on pages F-58, F-62 through F-64, respectively, of the Company's financial statements for the year ended December 31, 1996, included in a separate section of this report.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations.
----------------------
   The information required by this item is incorporated by reference to the material on pages F-2 through F-17 of the Company's financial statements for the year ended December 31, 1996, included in a separate section of this report.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------
   The Consolidated Financial Statements, together with the report thereon by Price Waterhouse LLP, along with the material appearing under the caption "Quarterly Financial Results (Unaudited)" on pages F-60 through F-61 of the Company's financial statements for the year ended December 31, 1996, are included in a separate section of this report. (See "Index to Financial Statements and Schedules" on page F-1.)

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
---------------------
   The Company's Independent Accountants during the two most recent fiscal years have neither resigned, declined to stand for re-election nor been dismissed.

                                 PART III



Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------
(a)  Directors.
---------------
   The information required by this item is incorporated by reference to the material appearing under the caption "Election of Directors" of the Company's 1997 Proxy Statement.

(b)  Executive Officers.
------------------------
   The names and ages of all executive officers of the Company, the offices and all other positions with the Company presently held by them, the dates of their first election to those offices and their other positions and business experience during the past five years are listed on the following page.
   There are no family relationships between any of the executive officers of the Company. All officers of the Company are elected each year at the meeting of the Board of Directors of the Company, held in connection with the annual meeting of stockholders, to serve at the pleasure of the Board of Directors of the Company. Mr. Mallender, however, is employed by the Company pursuant to a written employment contract for a term expiring on May 21, 2000. Information regarding Mr. Mallender's contract is incorporated by reference to the material appearing under the caption "Executive Compensation - Executive Employment Contracts" of the Company's 1997 Proxy Statement. There are no agreements or understandings between any officer of the Company and any person other than the Company pursuant to which he was selected as an officer of the Company.
   There have been no events under any bankruptcy or insolvency law, no criminal proceedings and no judgments, orders or injunctions relating to securities or commodities activities or business practices material to the evaluation of the ability or integrity of any officer of the Company during the past five years.



















                                   III-1



             E X E C U T I V E   O F F I C E R S   O F   T H E   R E G I S T R A N T
             -----------------------------------------------------------------------





       Name           Age          Offices                        Business Experience
--------------------  ---  ----------------------------    ------------------------------------------------------------------
William H. Mallender  61   Chairman of the Board (1983)    Chairman of the Board (1983) and Chief Executive Officer
                             and Chief Executive Officer     of Registrant (1981);  President of Registrant (1983-1981);
                             (1981), Chairman of the         Executive Vice President of Registrant (1981-1978);
                             Executive Committee (1981)      General Counsel of Registrant (1981-1971); Secretary of
                                                             Registrant (1981-1973); Vice President of Registrant (1978-1971)

Jack C. Crim          66   President (1983) and Chief      President of Registrant (1983); Chief Operating Officer of
                             Operating Officer (1982)        Registrant (1982);  Executive Vice President of Registrant
                                                             1983-1982; President, Townsend Division, Textron, Inc.
                                                             (diversified manufacturer)  (1982-1980); Group Vice President,
                                                             Textron, Inc. (1980-1973)

Mark S. Dickerson     45   Vice President (1993), General  Vice President (1993); Secretary and General Counsel of
                             Counsel and Secretary (1982)    Registrant (1982); Assistant Counsel of Registrant (1982-1978)

Kenneth May           55   Vice President (1993) and       Vice President (1993); Controller of Registrant (1982);
                             Controller (1982)               Assistant Controller of Registrant (1981); Director of Planning
                                                             and Business Analysis for Registrant (1981-1978)


Daniel R. Mullen      55   Vice President (1993) and       Vice President (1993); Treasurer of Registrant (1982);
                             Treasurer (1982)                Vice President of Finance, Southwest Pipe and Supply Company
                                                             (pump manufacturer) (1982); Treasurer and Chief Financial
                                                             Officer, AMERCO (equipment rental) (1982-1970)





                                                       III-2

(c)  Compliance with Section 16(a) of the Exchange Act.
-------------------------------------------------------
   The information required by this item is incorporated by reference to the material appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 1997 Proxy Statement.

Item 11.  Executive Compensation.
---------------------------------
   The information required by this item is incorporated by reference to the material appearing under the captions "Executive Compensation" and "The Board of Directors and its Committees" of the Company's 1997 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------
   The information required by this item is incorporated by reference to the material appearing under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management of the Company" of the Company's 1997 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------
   The information required by this item is incorporated by reference to the material appearing under the caption "Other Relationships and Certain Transactions" of the Company's 1997 Proxy Statement. Also, reference is made to Notes to Consolidated Financial Statements under the caption "Related Parties Transaction" of the Company's financial statements for the year ended December 31, 1996, included in a separate section of this report.



























                                   III-3

                                  PART IV



Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------------------------------------------------------------------------

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

 (b)    Reports on Form 8-K

   A report on Form 8-K was filed with a report date of December 3, 1996, reporting the sale of all, except for one, of the Company's real estate properties for cash and assumption of certain liabilities.

                                SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TALLEY INDUSTRIES, INC.



                                  By Mark S. Dickerson
                                     ----------------------------------
March 25, 1997                       Mark S. Dickerson
Phoenix, Arizona                     Vice President and Secretary


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


William H. Mallender        Director, Chairman
------------------------      of the Board
William H. Mallender        Principal Executive
                              Officer                   March 25, 1997


Jack C. Crim                Director, President
------------------------    Chief Operating
Jack C. Crim                Officer                     March 25, 1997


Kenneth May                 Vice President,
------------------------    Controller
Kenneth May                 Principal Accounting
                              Officer                   March 25, 1997


Daniel R. Mullen            Vice President,
------------------------    Treasurer
Daniel R. Mullen            Principal Financial
                              Officer                   March 25, 1997

Neil W. Benson                Director                  March 25, 1997
-----------------------
Neil W. Benson



Paul L. Foster                Director                  March 25, 1997
-----------------------
Paul L. Foster



Townsend W. Hoopes            Director                  March 25, 1997
-----------------------
Townsend W. Hoopes



Fred Israel                   Director                  March 25, 1997
-----------------------
Fred Israel



Joseph A. Orlando             Director                  March 25, 1997
-----------------------
Joseph A. Orlando



Alex Stamatakis               Director                  March 25, 1997
-----------------------
Alex Stamatakis



John W. Stodder               Director                  March 25, 1997
-----------------------
John W. Stodder



-----------------------       Director
Donald J. Ulrich



David Victor                  Director                  March 25, 1997
-----------------------
David Victor

                INDEX TO FINANCIAL STATEMENTS AND SCHEDULES





The following documents are filed as part of this report:

                                                          Page in
                                                        This Report
 (1) Financial Statements:

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations. . .   F-2
     Consolidated Statement of Earnings  - Years ended
       December 31, 1996, 1995 and 1994 . . . . . . . . .   F-18
     Consolidated Balance Sheet - December 31, 1996
       and 1995 . . . . . . . . . . . . . . . . . . . . .   F-19
     Consolidated Statement of Changes in Stockholders'
       Equity - Years ended December 31, 1996,
       1995 and 1994. . . . . . . . . . . . . . . . . . .   F-21
     Consolidated Statement of Cash Flows - Years ended
       December 31, 1996, 1995 and 1994 . . . . . . . . .   F-22
     Notes to Consolidated Financial Statements,
       including Summary of Segment Operations. . . . . .   F-23
     Five Year Summary of Operations. . . . . . . . . . .   F-58
     Report of Independent Accountants. . . . . . . . . .   F-59
     Quarterly Financial Results. . . . . . . . . . . . .   F-60
     Selected Financial Data and Supplemental Data. . . .   F-62
     Stock Market Data. . . . . . . . . . . . . . . . . .   F-63

     Financial Statement Schedules:

         I - Condensed Financial Information of
                Registrant. . . . . . . . . . . . . . . .   F-67

        II - Valuation and Qualifying Accounts  . . . . .   F-73

       III - Real Estate and Accumulated Depreciation . .   F-74

        IV - Mortgage Loans on Real Estate. . . . . . . .   F-75


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

                       TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
================================================================


Introduction
------------

   For the year ended December 31, 1996 the Company had net earnings of $18.7 million compared to $18.0 million in 1995. Revenue and earnings were significantly impacted in 1996 by the receipt of $156.4 million from TRW Inc. (TRW) in satisfaction of the court's judgment relating to the Company's airbag royalties dispute and certain other matters. Earnings in 1996 also include an $85.0 million provision for reserves on real estate as a result of the Company's change in strategy for exiting the real estate business. The results of operations in 1996 also includes a $12.1 million extraordinary loss from the early extinguishment of substantially all of the Company's 12.25% Senior Discount Debentures.
   Revenues in 1996 were $502.7 million, compared to $385.3 million in 1995. Increases in revenues from the Company's Airbag Royalties segment were partially offset by decreases in revenues from the Stainless Steel Products segment. The reduction in Stainless Steel Products segment revenue is primarily associated with lower selling prices as a result of competitive pressures from domestic and foreign suppliers.
   The gross profit percentage on sales and services (exclusive of airbag and other royalties) decreased from 23.4% in 1995 to 17.9% in 1996. The decrease is primarily due to $10.7 million in non-recurring writedowns of inventory and other cost of sales items and is also due in part to lower margins on sales in the Stainless Steel Products segment.
   Revenue for the year ended December 31, 1995 increased $57.5 million when compared with 1994. Net earnings of $18.0 million in 1995 compares with a net earnings of $3.5 million in 1994. The gross profit percentage decreased from 24.1% in 1994 to 23.4% in 1995, primarily due to completion in 1994 of certain non-recurring high margin defense contracts.

Segment Operations
------------------

   The disposition of the assets of the Realty Segment, the settlement of the dispute with TRW regarding, among other matters, royalties from the Airbag Royalty segment, and the cessation of such royalties along with the significant increase during the last

                       TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
===============================================================


Segment Operations, continued
-----------------------------

several years in the volume and profitability of the Company's stainless steel operations has prompted a reclassification of the Company's segments of operations. The steel operations have been segregated into a separate Stainless Steel Products segment and removed from the Industrial Products segment. The Specialty Products segment has been combined with those operations remaining in the Industrial Products segment. All prior periods have been restated to reflect the reclassification.

Government Products and Services
--------------------------------

    Revenue from the Government Products and Services segment in 1996 increased $8.1 million or 5.8% compared with 1995. Operating income decreased $3.2 million or 30.9%. The increase in revenue is primarily the result of increased service revenues from the Company's naval architectural and marine engineering services business. The decrease in operating income resulted primarily from a $3.9 million non-recurring charge in the third quarter regarding defense contract costs and claims along with increased levels of research and development. Short-term earnings in this segment are expected to be impacted by above normal levels of airbag research and development cost. Benefits from this effort are expected as soon as 1998.
   The Company has experienced a reduction in some defense contract revenue and has not been fully excluded from the effects of defense budget cuts. However, management believes that its defense businesses are relatively well-positioned within their respective markets and are focused on products consistent with the current military philosophy, which emphasizes "smart", tactical weapons and lighter, more mobile fighting forces. In addition, management is emphasizing non-military products to lessen the Company's dependency on government contracts.
    Revenue and operating income for the year ended December 31, 1995 decreased by $1.5 million and $8.0 million, respectively, when compared with 1994. The decrease in revenue and operating income

                       TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
================================================================


Government Products and Services, continued
-------------------------------------------

resulted primarily from the overall reduction in U.S. defense spending and the completion of certain non-recurring contracts and certain contract delays.

Airbag Royalty
--------------

      Revenue from airbag royalties increased from $24.0 million in 1995 to $121.9 million in 1996. Revenue in the current year includes a portion of the payments received from TRW Inc. to settle the airbag royalties litigation that had been in dispute for several years. Remaining portions of the $156.4 million TRW payments represent reimbursement of litigation costs and interest from the date of the award until paid, and the settlement of certain other claims between the Company and TRW.
    The third quarter payments from TRW with respect to the airbag royalties litigation represented the jury's calculation of the present value of the remaining stream of airbag royalties which would have been payable by TRW through April 2001 in accordance with the Airbag Royalty Agreement, plus interest at the default rate specified by the Airbag Royalty Agreement (prime plus 5%), less the quarterly payments made by TRW pursuant to the District Court's order during the pendency of the appeal. The settlement payment resolved all claims and disputes between the Company and TRW Inc. (See also "Litigation-TRW Inc." as a separate caption within Management's Discussion and Analysis of Financial Condition and Results of Operations).
    Royalty income from automotive airbags increased from $17.3 million in 1994 to $24.0 million in 1995.

Stainless Steel Products
------------------------

    The Stainless Steel Products segment had a decrease in revenue of $9.4 million, or 6.5%, and a decrease in operating income of $8.7 million in 1996 when compared to 1995. The decrease in revenue and operating income is primarily related to the competitive pressures from domestic and foreign suppliers in the

                       TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
================================================================


Stainless Steel Products, continued
-----------------------------------

cyclical stainless steel business and accordingly, resulted in lower selling prices and consequently lower margins. The decrease in operating income is also due to a $1.9 million non-recurring writedown in goodwill during 1996. Revenue and operating income, while below 1995 results, are at a level above historical performance levels.
    In 1995, revenue and operating income for this segment increased $47.8 million and $13.0 million, respectively, when compared to 1994. The increases were due primarily to the increased orders and higher selling prices for stainless steel bars and rods resulting from an improved national economy, a reduction in the number of competitors and improved market share.

Industrial Products
-------------------

    Revenue of $74.0 million for the Industrial Products segment was approximately equal to revenue in 1995, however, operating income decreased $11.8 million in 1996 when compared to 1995. The decrease in operating income is primarily a result of a $9.1 million non-recurring inventory and goodwill writedown. Also contributing to the decrease in operating income is a general slow-down in the apparel industry, which decreased button sales, and the effects of the weather which has impacted insecticide sales.
    In 1995, revenue and operating income for this segment increased $9.4 million and $2.4 million, respectively, when compared to 1994. The increases resulted from higher sales of ceramic insulators and the acquisition of a manufacturer of metal buttons in mid 1994.

Realty
------

    In 1992, the Company initiated a plan for the orderly disposition of all its remaining real estate assets. With the resolution of the airbag royalty dispute and after receiving payments in connection therewith in the third quarter of 1996, and also in view of the slower than expected improvement in the market

                       TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
================================================================


Realty, continued
-----------------

conditions for real estate assets, the Company re-evaluated and changed its strategy for exiting the real estate business. The Company adjusted its strategy of selling properties to end users in an orderly process over time, to a strategy of liquidation sales through pricing adjustments and/or joint development arrangements. This change in strategy resulted in a third quarter $85.0 million reserve for real estate assets. In December of 1996 all real estate properties, except for one, were sold for cash and assumption of certain liabilities. The Company plans to dispose of the single property not included in this bulk sale. Sales in the Realty segment were $22.8 million in 1996, $2.2 million in 1995 and $7.2 million in 1994. The operating loss increased from $11.4 million in 1995 to $88.5 million in 1996 due primarily to the $85.0 million provision for reserve on realty assets.

Other Matters
-------------

    In 1996, other income, net of other expenses was a net income of $16.3 million, compared to a net expense of $3.6 million in 1995 and $3.0 million in 1994. The $19.9 million increase in income is primarily the result of interest income earned on the TRW Inc. litigation proceeds, earned from the date of the award until paid, and also earned on invested funds upon receipt. In 1995 and 1994 the other income, net of expense, included as the major component, expenses incurred in connection with holding and developing real estate properties. These expenses were $3.6 million in each of the years 1995 and 1994, and are included in the Realty segment operating results. Corporate overhead was $18.8 million in 1996, $15.5 million in 1995 and $17.2 million in 1994. The amounts in 1995 and 1994 are above normal levels due to litigation costs in 1995 of approximately $5.0 million, and in 1994 of approximately $6.0 million related to resolution of claims in connection with airbag royalties. Corporate expenses in 1996 include an increase

                       TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
================================================================


Other Matters, continued
------------------------

in employee benefit costs and also include litigation cost incurred in connection with the airbag royalties litigation. Litigation costs were fully offset by reimbursement of these costs, which were received upon settlement of the litigation in the third quarter.
    Due to an unrecognized federal tax carryforward benefit, primarily the result of losses in the Company's Realty segment, the Company has had no federal tax provision in 1996, 1995 and 1994. The income tax provision for 1996 was $1.8 million compared to a provision of $3.4 million in 1995.
    The Company's backlog of funded government contracts and firm industrial orders was approximately $137.1 million as of December 31, 1996 and $133.5 million as of December 31, 1995. The government backlog, including funded and unfunded components and firm industrial contracts at December 31, 1996 and 1995 totaled $447.7 million and $503.3 million, respectively.
    The term "funded" used herein refers to the aggregate revenue remaining to be earned at a given time under (i) contracts held by the Company (excluding renewals or extensions thereof, which are at the discretion of the customer) to the extent of the funded (i.e., appropriated by Congress and allotted to the contract by the procuring Government agency) amounts thereunder, and (ii) "task orders" or "delivery orders" issued to the Company under contracts which provide that the customer is obligated to pay only for services rendered pursuant to specific funded task orders and is not obligated to issue additional task orders or to pay the estimated total contract price. The term "unfunded" used herein refers to the portion of the Company's total backlog that represents the excess of the stated value of the Company's executed contracts over the amounts funded by the customer for such contracts including unexercised options.
    Substantially all operations of the Company are located within the United States. The Company operates a steel distribution system in Canada which had sales in 1996 of $15.2 million or 3.0% of consolidated revenue and earnings before income taxes of $0.7 million.

                       TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
================================================================


Other Matters, continued
------------------------

    Foreign exchange gains and losses for each of the last three years have not been material. The general lack of inflationary pressures in areas where the Company and its subsidiaries operate also limited the impact of changing prices on the Company's sales and income from operations for the three years ended December 31, 1996.

Recently Issued Accounting Standards
------------------------------------

    In October 1994 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation," which is effective for transactions entered into in fiscal years that begin after December 15, 1995. Under the provisions of this new pronouncement, the Company is required to account for such transactions under the "fair value" based method or the "intrinsic value" based method. Under the "fair value" based method, compensation cost is measured at the grant date, based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the "intrinsic value" based method, (present accounting), compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date, over the amount an employee must pay to acquire the stock. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividend on it, and the risk-free interest rate over the expected life of the option. Certain pro-forma disclosures are required when a Company uses the "intrinsic value" based method instead of the "fair value" based method. The Company presently accounts for stock based compensation in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees", and will continue to apply APB No. 25 for purposes of determining net income, as provided for in the recent pronouncement. The Company has presented in the Notes to

                      TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
================================================================


Other Matters, continued
------------------------

Recently Issued Accounting Standards, continued
-----------------------------------------------

the financial statements the pro forma and other disclosures required by SFAS No. 123. (Also see "Stock Option Plans" under the caption "Benefit Plans" in the Notes to Consolidated Financial Statements).
    Other pronouncements issued by the Financial Accounting Standards Board with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.

  Litigation - TRW Inc.
  ---------------------
    A judgment in the Company's favor in the amount of $138.0 million was entered against TRW Inc. (TRW) by the United States District Court for the District of Arizona in June 1995 following a jury verdict that TRW had repudiated and breached the April 1989 Airbag Royalty Agreement with the Company. The $138.0 million damages amount represented the jury's calculation of the present value of the remaining stream of Airbag Royalties which would have been payable by TRW through the April 2001 scheduled expiration date of the Airbag Royalty Agreement had TRW not breached the Agreement. TRW appealed the judgment, and, during the pendency of the appeal, was ordered by the District Court to continue making quarterly payments to the Company in the same amounts as if the Airbag Royalty Agreement had not been terminated and repudiated by TRW. On June 19, 1996, the United States Court of Appeal for the Ninth Circuit rejected TRW's appeal and affirmed the $138.0 million judgment. A petition for rehearing filed by TRW with the Court of Appeals was denied on July 30, 1996.
    In August 1996 TRW made payments aggregating approximately $133.1 million to the Company on account of TRW's obligations under the judgment. The payments represented the $138.0 million face amount of the judgment award, plus interest at the default rate

                       TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
================================================================


Other Matters, continued
------------------------

  Litigation - TRW Inc., continued
  --------------------------------
specified by the Airbag Royalty Agreement (prime plus 5%), less the quarterly payments made by TRW pursuant to the District Court's order during the pendency of the appeal. A further payment was made by TRW at the same time in the amount of approximately $6.7 million as that portion of a court-ordered reimbursement of litigation fees and costs (and interest on the reimbursement amount at the same default rate).
    During September 1996, claims between the Company and TRW (which had been scheduled for trial) and all other matters in dispute with TRW were settled by the parties pursuant to a global settlement agreement. Under that settlement, TRW made a further cash payment to the Company on September 3, 1996 in the aggregate amount of $16.6 million. Accordingly, all claims between the parties have now been resolved, and cash payments have been made by TRW aggregating $156.4 million.
    The litigation in which this judgment was entered arose out of the Asset Purchase Agreement dated February 4, 1989 and the License Agreement dated April 21, 1989, between TRW and the Company pursuant to which TRW acquired the Company's airbag business. The court dismissed TRW's claims that the Company had breached a non-compete provision contained in the Asset Purchase Agreement, thereby entitling TRW to terminate airbag royalty payments to the Company under the License Agreement (which it purported to do in February 1994) and obtain a paid-up license to use the Company's airbag technology. The jury found in fact that TRW had improperly terminated and repudiated the License Agreement.

  Litigation - Arizona Department of Revenue
  ------------------------------------------

    The Arizona Department of Revenue issued Notices of Correction of Income Tax dated March 17, 1986 to the Company for the fiscal year ending March 31, 1983. These Notices pertain to whether subsidiaries of the Company must file separate income tax returns

                      TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
===============================================================


Other Matters, continued
------------------------

  Litigation - Arizona Department of Revenue, continued
  -----------------------------------------------------
in Arizona rather than allowing the Company to file on a consolidated basis. The amount of additional Arizona income tax alleged to be due as a result of the Notices of Correction was approximately $0.4 million plus interest. In May 1992 the Arizona Tax Court granted judgment in favor of the Company and against the Department on all claims asserted against the Company. In October 1992 the Tax Court entered judgment in favor of the Company awarding the Company approximately $0.6 million for the Arizona income taxes the Company overpaid for its fiscal year ending March 31, 1983 together with interest and attorneys' fees.
    In September 1994, the Arizona Court of Appeals reversed the 1992 Arizona Tax Court ruling that entitled the Company to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983, and in April 1995, the Supreme Court of the State of Arizona denied the Company's Petition for Review. Based on the appellate court decision, the Company in 1995 paid approximately $1.3 million in taxes and interest for the period ending March 31, 1983. On October 15, 1996 the Company made a payment of $4.8 million to resolve the dispute for the periods ending December 31, 1984 and 1985. Legislation adopted in 1994 in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986.

  Environmental
  -------------
    A subsidiary of the Company has been named as a potentially responsible party by the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response Compensation and Liability Act in connection with the remediation of the Beacon Heights Landfill in Beacon Falls, Connecticut. Management's review indicates that the Company sent ordinary rubbish and off-specification plastic parts to this landfill and did not send any

                      TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
===============================================================


Other Matters, continued
------------------------

  Environmental, continued
  ------------------------

hazardous wastes to the site. A coalition of potentially responsible parties has entered into consent decrees with the EPA to remediate the site. The coalition has in turn brought an action against other potentially responsible parties, including a subsidiary of the Company, to contribute to the cleanup costs. The federal district court hearing the case dismissed claims against the subsidiary. However, in November 1996 the Second Circuit Court of Appeals reversed the district court's ruling and remanded the case for trial. Based upon management's review and the status of the proceedings, management believes that any reasonably anticipated losses from this claim will not result in a material adverse impact on the results of operations or the financial position of the Company.
    The current owner of a site in Athens, Georgia is conducting an informal investigation of alleged groundwater contamination. A subsidiary of the Company was an owner of the site until March 1988, and is cooperating with the investigation. The Georgia Environmental Protection Division made a determination in 1995 that the site should be listed on its Hazardous Site Inventory. No lawsuit or administrative enforcement proceedings have been initiated in this matter. Based on remediation estimates received, management believes that any reasonably anticipated losses from the alleged contamination will not result in a material adverse impact on the results of operations or the financial position of the Company.

Liquidity and Capital Resources
-------------------------------

    In October 1993, the Company completed a major refinancing program. This refinancing program included an offering of $185 million of debt securities, consisting of $70 million gross proceeds of Senior Discount Debentures due 2005, issued by the Company to yield 12.25% and $115 million of Senior Notes due 2003,

                        TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
===============================================================


Liquidity and Capital Resources, continued
------------------------------------------

with an interest rate of 10.75% issued by a wholly owned subsidiary of the Company, Talley Manufacturing and Technology, Inc. ("Talley Manufacturing"). In connection with this refinancing, Talley Manufacturing obtained a secured credit facility of $60.0 million with institutional lenders.
    Borrowings under the secured credit facility may not exceed the collateral base as defined in the governing credit agreement. The facility consists of a five-year revolving credit facility of up to $40.0 million and a five-year $20.0 million term loan facility. At December 31, 1996 availability under the total facility was approximately $52.0 million, of which approximately $12.0 million was borrowed.
    The Company anticipates that the present capital structure will support the long-term growth of the Company's core businesses. A substantial portion of the proceeds received from the sale of the assets of the real estate operations and from TRW, which resulted from the recent airbag royalty litigation settlement, have been used to reduce the Company's total indebtedness.
    As a holding company with no significant operating or income-producing assets beyond its stock interests in Talley Manufacturing and the subsidiaries holding its remaining real estate operations (a single California property), the Company will be dependent primarily upon distributions from those subsidiaries in order to meet its debt service and other obligations. The Company will be entitled to receive certain distributions from Talley Manufacturing (absent certain defaults under Talley Manufacturing indebtedness) until the end of 1998, to be used to fund certain carrying and other costs associated with the disposition of the Company's real estate assets. The Company is required to use certain funds received from Talley Manufacturing and certain funds from real estate sales to make offers to redeem the Company's Senior Discount Debentures. Such funds have been used to redeem all but $2.1 million of the Debentures as of December 31, 1996.

                       TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
===============================================================


Liquidity and Capital Resources, continued
------------------------------------------

    Because the cash available to the Company is required to be used for these specific purposes, and because certain debt covenants limit the Company's ability to incur additional indebtedness, the Company will be dependent upon the payment of dividends from Talley Manufacturing (which payments will generally be limited by debt covenants of Talley Manufacturing) and to future sales of equity securities as its primary sources of discretionary liquidity. Nevertheless, and particularly in light of the absence of requirements for the Company to make cash payments of interest on its Senior Discount Debentures until April 15, 1999, and the amount of outstanding Senior Discount Debentures, after the repurchases discussed below, and due to the unallocated portion of excess royalties that resulted from the recent airbag litigation settlement, which are now available, the Company believes that funds will be available in sufficient amounts, and at the required times, to permit the Company to meet its obligations.
    At December 31, 1996, the Company had $48.8 million in cash and cash equivalents and net working capital of $106.5 million. Cash generated from operating activities for the year ended
December 31, 1996 was $172.7 million.   The higher than normal cash
generation primarily reflects settlement proceeds of $156.4 million from TRW Inc., $16.0 million net proceeds from sale of real estate assets, and a $16.6 million reduction in accounts receivable. Cash generated from operations during 1995 was $14.5 million. Cash used in investing activities during the year ended December 31, 1996 was $10.3 million, consisting primarily of assets purchased as a part of a product line acquisition, and capital expenditures. Cash used in financing activities of $124.1 million reflects a reduction in long-term debt due primarily to the repurchase of substantially all of the Company's Senior Discount Debentures and a reduction in the Company's revolving debt facility.
    During 1996, the Company repurchased $124.0 million aggregate principal amount of the Senior Discount Debentures with an accreted value of $97.4 million. The purchase price of the

                       TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
===============================================================


Liquidity and Capital Resources, continued
------------------------------------------

debentures was $106.0 million, including accrued interest and prepayment premiums. The Company recognized $12.1 million in extraordinary losses in connection with the repurchases of the Senior Discount Debentures. This amount represents the prepayment premium and deferred debt cost on the extinguished debt.
    On February 16, 1996, the Company issued 1,905,849 shares of Talley Common stock in connection with the conversion of all of the Company's Series D Preferred stock, 702,919 more shares than originally designated. The conversion automatically extinguished all unpaid dividends on that stock, totaling approximately $2.6 million as of December 31, 1995.
    On April 22, 1996, pursuant to a conversion offer with respect to the Company's Series B and Series A Preferred stock, approximately 798,000 shares or approximately 52% of the outstanding shares of Series B and approximately 53,000 shares or approximately 79% of the Series A were converted to Common stock. Series B holders who converted received 2.5 shares of Common stock for each outstanding Series B share. Series A holders who converted received 2.0 shares of Common stock for each outstanding Series A share. Common stock issued of approximately 1,995,000 shares in connection with the conversion of the Series B Preferred stock and approximately 106,000 shares in connection with the conversion of Series A Preferred stock was approximately 948,000 and 56,000 more shares than issuable under the original terms of the respective series of preferred stock. Prior to the conversion there were approximately 1,548,000 shares of Series B outstanding and 67,000 shares of Series A outstanding. The conversion automatically extinguished all unpaid dividends on the Series B and Series A shares that were converted, totaling approximately $4.0 million ($5 per share) on the Series B Preferred stock and totaling approximately $0.3 million ($5.50 per share) on the Series A Preferred stock at March 31, 1996.

                       TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
===============================================================


Liquidity and Capital Resources, continued
------------------------------------------

    On December 2, 1996, the Company paid all dividend arrearages on its Series A and Series B Preferred stock. Dividend arrearage on the Series A Preferred stock of $6.05 per share and on the Series B Preferred stock of $5.50 per share were paid on December 2, 1996 to holders of record at the close of business on November 18, 1996. Total payment of the dividend arrearage was approximately $4.2 million. The Company also resumed quarterly dividend payments on its Series A and Series B Preferred stock.
    In late 1996 and early 1997, the Board of Directors approved the repurchase of up to 950,000 shares of the Company's Common stock, in the open market or in negotiated transactions, from time to time, at prices deemed appropriate by the Company's officers, with such shares to be retired as authorized but unissued shares. At December 31, 1996, the total number of Common shares repurchased was 277,300 shares for a total cost of approximately $2.1 million.

Forward-Looking Statements
--------------------------

    This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                       TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
===============================================================


Forward-Looking Statements, continued
-------------------------------------

    Factors affecting the future include, but are not limited to, increasing prices and product/service competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; the cyclical nature of certain of the Company's businesses; the outcome of pending and future litigation and governmental proceedings and continued availability of financing, and financial resources in the amounts, at the times and on the terms required to support future business. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other factors.

                                       TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statement of Earnings


Years Ended December 31,                              1996           1995           1994
--------------------------------------------  ------------------------------------------
Sales                                         $309,169,000   $301,296,000   $249,201,000
Services                                        70,315,000     58,821,000     59,989,000
Royalties                                      123,214,000     25,169,000     18,570,000
--------------------------------------------  ------------   ------------   ------------
                                               502,698,000    385,286,000    327,760,000
--------------------------------------------  ------------   ------------   ------------
Cost of sales                                  249,307,000    224,236,000    182,415,000
Cost of services                                62,258,000     51,485,000     52,314,000
Selling, general and administrative expenses    64,393,000     63,297,000     62,763,000
Provision for reserve on realty assets          85,000,000      7,000,000              -
--------------------------------------------  ------------   ------------   ------------
                                               460,958,000    346,018,000    297,492,000
--------------------------------------------  ------------   ------------   ------------
Earnings from operations                        41,740,000     39,268,000     30,268,000

Other income (expense), net                     16,295,000     (3,629,000)    (2,978,000)
--------------------------------------------  ------------   ------------   ------------
                                                58,035,000     35,639,000     27,290,000

Interest expense                                25,406,000     28,666,000     28,089,000
--------------------------------------------  ------------   ------------   ------------
Earnings (loss) before income taxes and
  extraordinary gains (loss)                    32,629,000      6,973,000       (799,000)

Income tax provision (benefit)                   1,836,000      3,418,000     (4,305,000)
--------------------------------------------  ------------   ------------   ------------
Earnings before extraordinary gains (loss)      30,793,000      3,555,000      3,506,000
Extraordinary gains (loss), net of
 income taxes                                  (12,052,000)    14,409,000              -
--------------------------------------------  ------------   ------------   ------------
Net earnings                                  $ 18,741,000   $ 17,964,000   $  3,506,000
============================================  ============   ============   ============
Earnings applicable to common shares
  (after deduction of preferred stock
  dividends and value of induced conversion)  $  5,608,000   $ 15,801,000   $  1,339,000
============================================  ============   ============   ============
Earnings per share of common stock
  and common stock equivalents:
    Before extraordinary gains (loss)         $       2.13   $        .25   $        .13
    Extraordinary gains (loss)                        (.87)          1.03              -
    Value of induced conversion                       (.86)             -              -
--------------------------------------------  ------------   ------------   ------------
    Net earnings                              $        .40   $       1.28   $        .13
============================================  ============   ============   ============
Weighted average shares outstanding             13,913,000     14,001,000     10,412,000
============================================  ============   ============   ============

The accompanying notes are an integral part of the financial statements.

                      TALLEY INDUSTRIES, INC. AND SUBSIDIARIES




Consolidated Balance Sheet



December 31,                                  1996           1995
---------------------------------     ------------   ------------
ASSETS

Cash and cash equivalents             $ 48,758,000   $ 10,475,000

Accounts receivable, net of
  allowance for doubtful accounts
  of $925,000 in 1996 and
  $1,275,000 in 1995                    53,090,000     69,453,000

Inventories                             64,684,000     67,191,000

Deferred income taxes                    3,660,000      1,200,000

Prepaid expenses                         6,100,000      8,296,000
---------------------------------     ------------   ------------
  Total current assets                 176,292,000    156,615,000


Realty assets                                    -    104,964,000

Long-term receivables, net               6,517,000     10,113,000

Property, plant and equipment,
 at cost, net of accumulated
 depreciation of $98,588,000
 in 1996 and $92,395,000 in 1995        49,324,000     48,760,000

Intangibles, at cost, net of
  accumulated amortization of
  $18,313,000 in 1996 and
  $16,985,000 in 1995                   41,965,000     43,969,000

Deferred charges and other assets        6,287,000      8,178,000
---------------------------------     ------------   ------------
  Total assets                        $280,385,000   $372,599,000
=================================     ============   ============

                                   TALLEY INDUSTRIES, INC. AND SUBSIDIARIES






December 31,                                            1996           1995
--------------------------------------------    ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current maturities of long-term debt            $  5,160,000   $  3,734,000
Current maturities of realty debt                    362,000      2,155,000
Accounts payable                                  20,116,000     22,473,000
Accrued expenses                                  44,189,000     32,851,000
--------------------------------------------   -------------   ------------
  Total current liabilities                       69,827,000     61,213,000

Long-term debt                                   123,185,000    227,736,000
Long-term realty debt                                      -      7,980,000
Deferred income taxes                              2,179,000      7,437,000
Other liabilities                                 10,708,000      9,899,000
Commitments and contingencies                              -              -

Stockholders' equity:
  Preferred stock, $1 par value,
    authorized 5,000,000; shares issued:

      Series A - 14,000 shares
        (67,000 in 1995) ($345,000
        involuntary liquidation preference)           14,000         67,000
      Series B - 750,000 shares
        (1,548,000 in 1995)
        ($14,992,000 involuntary
        liquidation preference)                      750,000      1,548,000
      Series D - 0 shares (120,000 in 1995)                -        120,000
  Common stock, $1 par value, authorized
    20,000,000;  shares issued:
      14,618,000 shares (10,053,000 in 1995)      14,618,000     10,053,000
  Capital in excess of par value                  79,884,000     86,035,000
  Foreign currency translation adjustments          (562,000)      (530,000)
  Accumulated deficit                            (20,218,000)   (38,959,000)
  ------------------------------------------    ------------   ------------
  Total stockholders' equity                      74,486,000     58,334,000
  ------------------------------------------    ------------   ------------
  Total liabilities and stockholders' equity    $280,385,000   $372,599,000
  ==========================================    ============   ============



The accompanying notes are an integral part of the financial statements.

                                                                                 TALLEY INDUSTRIES, INC. AND SUBSIDIARIES




Consolidated Statement of Changes in Stockholders' Equity


                                                                                    Capital in                   Retained
                                           Preferred Stock             Common        Excess of    Treasury       Earnings
                                   Series A    Series B   Series D      Stock        Par Value      Stock        (Deficit)
                                   --------   ----------   -------   ------------   -----------   ----------   ------------
Balance at December 31, 1993        $71,000   $1,548,000   $120,000   $10,047,000   $86,026,000   $(471,000)   $(60,429,000)
  Net earnings                                                                                                    3,506,000
  Treasury stock issued                                                                             471,000
--------------------------------   --------   ----------   --------   -----------   -----------   ----------   ------------

Balance at December 31, 1994         71,000    1,548,000    120,000    10,047,000    86,026,000       -0-       (56,923,000)
  Conversion to Common stock         (4,000)                                4,000
  Exercised stock options                                                   2,000         9,000
  Net earnings                                                                                                   17,964,000
--------------------------------   --------   ----------   --------   -----------   -----------   -----------   -----------

Balance at December 31, 1995         67,000    1,548,000    120,000    10,053,000    86,035,000       -0-       (38,959,000)
  Dividends - Preferred stock                                                        (4,398,000)
  Common stock retirements                                               (277,000)   (1,791,000)
  Stock options exercised                                                 612,000     2,857,000
  Conversion to Common stock        (53,000)    (798,000)  (120,000)    4,008,000    (3,438,000)
  Common stock issued                                                     222,000       619,000
  Net earnings                                                                                                   18,741,000
                                   --------   ----------  ---------   -----------  ------------   -----------  ------------

Balance at December 31, 1996       $ 14,000   $  750,000  $  -0-      $14,618,000  $ 79,884,000   $   -0-      $(20,218,000)
================================   ========   ==========  =========   ===========  ============   ===========  ============




The accompanying notes are an integral part of the financial statements.

                                           TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
Years Ended December 31,                                     1996          1995          1994
---------------------------------------------------  ------------  ------------  ------------
Cash and cash equivalents at beginning of year       $ 10,475,000  $ 13,002,000  $ 12,194,000
---------------------------------------------------  ------------  ------------  ------------
Cash flows from operating activities:
  Net earnings                                         18,741,000    17,964,000     3,506,000
  Adjustments to reconcile net income to cash
    flows from operating activities:
      Extraordinary items                              12,052,000   (14,409,000)            -
      Change in deferred income taxes                  (7,718,000)      382,000    (5,565,000)
      Depreciation and amortization                     8,878,000     8,443,000     9,557,000
      (Gain) loss on sale of property and equipment       147,000       (62,000)     (173,000)
      Original discount amortization                    8,639,000    10,187,000     9,024,000
      Provision reserve for realty assets              85,000,000     7,000,000             -
      Other                                             9,154,000        (7,000)    4,801,000
  Changes in assets and liabilities, net of
    effects of acquisitions and divestitures:
      (Increase) decrease in accounts receivable       16,569,000   (13,379,000)    2,935,000
      (Increase) decrease in inventories                2,507,000    (1,122,000)      (93,000)
      (Increase) decrease in prepaid expenses           1,941,000      (401,000)    1,769,000
      Decrease in realty assets                        16,030,000     5,947,000     6,036,000
      Increase in other assets                         (3,000,000)     (240,000)     (587,000)
      Increase (decrease) in accounts payable          (2,357,000)   (3,501,000)    2,353,000
      Increase (decrease) in accrued expenses           5,054,000      (277,000)   (1,154,000)
      Decrease in other liabilities                    (2,124,000)   (1,714,000)     (722,000)
      Other, net                                        3,151,000      (314,000)      471,000
---------------------------------------------------  ------------  ------------  ------------
          Cash flows from operating activities        172,664,000    14,497,000    32,158,000
---------------------------------------------------  ------------  ------------  ------------
Cash flows from investing activities:
      Purchase of assets of acquired business          (4,337,000)     (287,000)   (5,688,000)
      Purchases of property and equipment              (6,752,000)   (8,931,000)   (3,932,000)
      Reduction of long-term receivables                1,890,000     1,020,000       237,000
      New long-term receivables                        (1,418,000)            -      (551,000)
      Proceeds from sale of property and equipment        347,000       772,000       302,000
---------------------------------------------------  ------------  ------------  ------------
          Cash flows from investing activities        (10,270,000)   (7,426,000)   (9,632,000)
---------------------------------------------------  ------------  ------------  ------------
Cash flows from financing activities:
      Proceeds from exercise of stock options           3,524,000        11,000             -
      Payment of cash dividends                        (4,398,000)            -             -
      Issuance of common stock                            384,000             -             -
      Purchase of common stock                         (2,068,000)            -             -
      Redemption of Discount Debentures               (97,451,000)            -             -
      Reduction in borrowings under line of credit   (385,792,000) (490,361,000) (399,918,000)
      Other reductions in debt                         (3,734,000)   (4,215,000)   (2,209,000)
      Repayment of realty debt                         (9,790,000)   (6,593,000)   (2,145,000)
      Proceeds from borrowings under line of credit   375,214,000   491,560,000   382,554,000
---------------------------------------------------  ------------  ------------  ------------
          Cash flows from financing activities       (124,111,000)   (9,598,000)  (21,718,000)
---------------------------------------------------  ------------  ------------  ------------
Net increase(decrease) in cash and cash equivalents    38,283,000    (2,527,000)      808,000
---------------------------------------------------  ------------  ------------  ------------
Total cash and cash equivalents at end of year       $ 48,758,000  $ 10,475,000  $ 13,002,000
===================================================  ============  ============  ============
The accompanying notes are an integral part of the financial statements.

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

Nature of Operations:

   Talley Industries, Inc. is a diversified manufacturer of a wide range of proprietary and other specialized products for defense, industrial and commercial applications. Through its Government Products and Services segment, the Company manufactures an extensive array of propellant devices and electronic components for defense systems and commercial applications and provides naval architectural and marine engineering services. The vast majority of the Government Products and Services are for U.S. Defense and are smaller components of larger units and systems that are generally designed to enhance safety or improve performance. The Company participates in the expanding market for automotive airbags, historically through a royalty agreement and currently through developing new airbag technologies. The Company's Stainless Steel Products segment manufactures and distributes stainless steel rods and bars and other stainless steel products. The Company's Industrial Products segment manufactures and sells high-voltage ceramic insulators used in power transmission and distribution systems, and specialized welding equipment and systems, aerosol insecticides, air fresheners and sanitizers, and custom designed metal buttons. During 1996, the Company sold all but one of its real estate properties which were a part of the Realty segment. Substantially all of the Company's facilities are located in and provide sales and services to the United States and Canada.

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

Property and Depreciation:

   Property, plant and equipment are recorded at cost and include expenditures which substantially extend their useful lives. Expenditures for maintenance and repairs are charged to earnings as incurred. With the exception of items being depreciated under composite lives, profit or loss on items retired or otherwise disposed of is reflected in earnings. When items being depreciated under composite lives are retired or otherwise disposed of, accumulated depreciation is charged with the asset cost and credited with any proceeds with no effect on earnings; however, abnormal dispositions of these assets are reflected in earnings.
   Depreciation of plant and equipment, other than buildings and improvements on leased land, is computed primarily by the straight-line method over the estimated useful lives of the assets.
   Depreciation of buildings on leased land and amortization of leasehold improvements and equipment are computed on the straight-line method over the shorter of the terms of the related leases or the estimated useful lives of the buildings or improvements. The principal estimated useful lives are: building and improvement 10-40 years, machinery and equipment 5-10 years.

Income Taxes:

   The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax liabilities and assets are determined based on differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. United States income taxes are provided on the portion of earnings remitted or expected to be remitted from foreign subsidiaries.

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements



Inventories


Inventories are summarized as follows:

(balances in thousands)                         1996         1995
-----------------------------------------    -------      -------
Raw material and supplies                    $10,995      $11,878
Work-in-process                               11,564       11,222
Finished goods                                26,158       28,955
Inventories substantially applicable to
  fixed-price government contracts in
  process, reduced by progress payments
  of $7,924,000 and $5,870,000 in 1996
  and 1995, respectively                      15,967       15,136
-----------------------------------------    -------      -------
                                             $64,684      $67,191
                                             =======      =======

Realty Assets

   In 1992, the Company initiated a plan for the orderly disposition of all its remaining real estate assets. With the resolution of the airbag royalty dispute with TRW and after receiving payments in connection therewith in the third quarter of 1996, and also in view of the slower than expected improvement in the market conditions for real estate assets, the Company re-evaluated and changed its strategy for exiting the real estate business. The Company adjusted its strategy of selling properties to end users in an orderly process over time, to a strategy of liquidation sales through pricing adjustments and/or joint development arrangements. This change in strategy resulted in an $85,000,000 writedown in real estate assets for financial reporting purposes. In December of 1996 all real estate properties, except for one, were sold for cash and assumption of certain liabilities. The Company plans to dispose of the single property not included in this bulk sale.
   Realty assets are stated at the lower of historical cost or estimated net realizable value and include land held for sale together with related development and carrying costs (interest and

Notes to Consolidated Financial Statements property taxes during development), and equity investments in realty joint ventures. For financial reporting purposes, realty assets must be carried at the lower of historical cost or estimated net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less estimated costs of completion (to the stage of completion assumed in determining the selling price), holding and disposal. The Company accounts for and reports the value of foreclosed realty assets at fair value less the estimated costs to sell the assets.
   In 1995, non-cash Realty asset transactions included an increase in both Realty assets and Realty debt in the amount of $4,038,000 and $3,649,000, respectively, upon the consolidation of a previously unconsolidated joint venture. Non-cash Realty items in 1995 also included reductions of $4,677,000 due to forfeitures of properties and other transactions. The value of foreclosed assets at December 31, 1995 was $29,773,000. There were no foreclosed assets at December 31, 1996.

Long-Term Receivables

   Long-term receivables consist of the following:


(balances in thousands)                        1996         1995
--------------------------------------     --------     --------
Notes receivable, including accrued
  interest and income tax refunds          $  6,640     $ 10,584
Amounts due within one year, included
  in accounts receivable                       (123)        (471)
                                           --------     --------
                                           $  6,517     $ 10,113
                                           ========     ========

     Long-term receivables include income tax receivables of $5,431,000, which must be approved by the Congressional Joint Committee on Taxation before payment will be received, and accordingly are classified as non-current. The remaining notes

Notes to Consolidated Financial Statements range in length from one to fourteen years and bear interest at December 31, 1996 at rates ranging from 8% to 10%. Payment terms vary by note, but generally require monthly, quarterly or annual interest and principal payments. The notes receivable balance is net of reserves of $4,086,000 and $1,260,000 at December 31, 1996 and 1995, respectively.

Property, Plant and Equipment

     Property, plant and equipment, is summarized as follows:

(balances in thousands)                        1996         1995
--------------------------------------     --------     --------
Machinery and equipment                    $114,020     $107,576
Buildings and improvements                   31,338       30,791
Land                                          2,554        2,788
--------------------------------------     --------     --------
                                           $147,912     $141,155
                                           ========     ========

     Depreciation of property, plant and equipment was $7,278,000, $6,834,000, and $7,735,000 for the years ended December 31, 1996,
1995 and 1994, respectively.

Long-Term Debt

     Long-term debt consists of the following:

(balances in thousands)                        1996          1995
--------------------------------------     --------      --------
10-3/4% Senior Notes, due 2003             $115,000      $115,000
12-1/4% Senior Discount Debentures,
  due 2005 (face amount $2,553,000)           2,066        90,878
Notes, interest based on prime or
  other variable market rates, due 1998      11,263        14,341
Revolving credit facilities                       -        10,579
Capitalized leases and other                     16           672
---------------------------------------    --------      --------
                                            128,345       231,470
Less current maturities                       5,160         3,734
---------------------------------------    --------      --------
Long-term debt                             $123,185      $227,736
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

Notes to Consolidated Financial Statements

     The Senior Notes mature on October 15, 2003 and Talley Manufacturing is required to make mandatory sinking fund payments of $11,500,000 on October 15, in each of 2000, 2001 and 2002.
Interest is payable semi-annually, having commenced April 15, 1994. The Senior Discount Debentures mature on October 15, 2005. No interest on the Senior Discount Debentures will be payable until April 15, 1999, when interest will be payable semi-annually on April 15 and October 15 of each year. In the event that certain financial and other conditions are satisfied, the Senior Discount Debentures require prepayments based on defined levels of airbag royalties received and proceeds from real estate sales.
     During 1996, the Company repurchased a substantial portion of the Senior Discount Debentures through several offers and open market purchases. Total aggregate principal amount of the repurchased debentures was $124,002,000 with an accreted value of $97,451,000. The Company paid a total of $105,968,000 including accrued interest and prepayment premiums to repurchase the tendered debentures. The Company recognized a $12,052,000 extraordinary loss in connection with the debt extinguishment, which consists of prepayment premiums and deferred debt cost on the extinguished debt. During the fourth quarter of 1996, the Company reclassified approximately $1,642,000 from interest expense to extraordinary loss. This amount consists of prepayment premiums and deferred debt cost incurred in the second quarter of 1996 in connection with the repurchase of the Senior Discount Debentures.
     The secured credit facility consists of a five year revolving credit facility of up to $40,000,000 and a five year $20,000,000 term loan facility. At December 31, 1996 availability under the facility, based on inventory and receivable levels and certain plant and equipment, was approximately $52,000,000, of which approximately $12,000,000 was borrowed. The five-year term facility requires monthly amortization payments based on a seven year amortization schedule, with the balance due upon expiration in October 1998. The credit facility interest rate is prime plus one half of one percent or LIBOR plus 2-3/4%, with an additional fee of one-quarter of one percent on unused amounts under the revolving facility.

Notes to Consolidated Financial Statements

     Aggregate maturities of long-term debt for the years ending December 31, 1997 through December 31, 2001, are $5,160,000, $8,185,000, $-0-, $11,500,000 and $11,500,000, respectively.
Maturities for 1997 include the balance of Senior Discount Debentures due in 2005, since the Company plans to redeem the balance outstanding in the coming year. Cash payments for total interest, net of amounts capitalized, during 1996, 1995 and 1994 were $45,175,000, $16,132,000 and $16,758,000, respectively.
Accrued interest expense at December 31, 1996, 1995 and 1994 was $2,748,000, $3,626,000 and $11,855,000, respectively. Unamortized deferred debt issue costs at December 31, 1996, 1995 and 1994 were $3,748,000, $8,509,000 and $9,922,000, respectively. Deferred debt issue costs are amortized over the life of the respective debt instruments using the straight line method. Amortization of debt expense, including amounts related to debt reductions, in 1996, 1995 and 1994 was $4,761,000, $1,413,000 and $1,413,000,
respectively. Total capitalized lease obligations on buildings and equipment included in long-term debt at December 31, 1996 is $16,000, all of which is due within one year.

Realty Debt

     At December 31, 1996 Realty debt consists primarily of amounts payable in connection with the single remaining property held by the Company's real estate operations. Of the two remaining notes, one has no stated interest rate and the second note bears interest at the rate of 9%, with all amounts due in 1997. Realty debt at December 31, 1996 and 1995 was $362,000 and $10,135,000,
respectively. During 1995, the Company recognized $14,409,000 in extraordinary gains in connection with the settlement of certain real estate debt for less than book value.

Benefit Plans

  Stock Option Plans
  ------------------
     In April 1996, the Company's shareholders approved the "1996 Comprehensive Stock Plan of Talley Industries, Inc." (the Plan) effective as of January 1, 1996 for key employees of the Company. Under the Plan, 1,200,000 shares of Common stock are available for

Notes to Consolidated Financial Statements

  Stock Option Plans, continued
  -----------------------------
issuance in connection with incentive stock options, non-qualified stock options, stock appreciation rights, bonus stock, awards in lieu of cash obligations and other stock-based awards. The Plan also permits cash payments either as a separate award or as a supplement to a stock-based award. Options may be granted at an exercise price, in the case of an incentive stock option, of not less than the fair market value of the shares on the date of grant, and in the case of an option other than an incentive stock option, of not less than 50% of the fair market value of the shares on the date of grant. The Plan replaces the Company's 1983 Restricted Stock Plan, the 1983 Long-Term Incentive Plan (both of which plans have terminated) and the 1978 and 1990 Stock Option Plans. As a result of the approval of the Plan, no further grants of options will be made under either the 1978 or 1990 Stock Options Plans. As of December 31, 1996 no options have been granted under the 1996 Comprehensive Stock Plan. As of December 31, 1996, outstanding options under the 1990 and 1978 plans were 56,000 and 199,050, respectively. The 1990 and 1978 plans require incentive stock option prices to be no less than the market value at the date of the grant and that all options, incentive and non-qualified, become exercisable generally in five years, but in no case greater than ten years from the date of grant, as specified in the individual grants.
     Information regarding these option plans for 1996, 1995 and 1994 is as follows:

                               1996                 1995              1994
                        -------------------   -------------------   ---------
                                   Weighted              Weighted
                                   Average               Average
                                   Exercise              Exercise
                         Shares     Price      Shares     Price       Shares
                        --------   --------   --------   --------   ---------
Options outstanding,
  beginning of year      878,300     $5.46     933,925     $5.97      855,925
Options exercised       (612,500)     4.36           -         -            -
Options forfeited        (10,750)     8.00    (192,675)     9.73      (22,000)
Options granted                -         -     137,050      8.00      100,000
                        --------   -------    --------   -------    ---------
Options outstanding,
  end of year            255,050     $8.00     878,300     $5.46      933,925
                        ========   =======    ========   =======    =========

Notes to Consolidated Financial Statements

  Stock Option Plans, continued
  -----------------------------

                               1996         1995         1994
                              Shares       Shares       Shares
                           -----------  -----------  -----------
Option price range at
  end of year              $5.38-$9.75  $4.25-$9.75  $4.25-$9.75
                           -----------  -----------  -----------
Option price range for
  exercised shares         $4.25-$8.00            -  $4.25-$9.75
                           -----------  -----------  -----------
Options available for
  grant at end of year      1,200,000     360,986      200,186
                           -----------  -----------  -----------
Weighted average fair
  value of options
  granted during the year           -       $2.61
                           -----------  -----------

     Information on the Company's fixed price stock options outstanding at December 31, 1996 is as follows:

                                Remaining
         Options     Options   Contractual     Number
       Outstanding    Price       Life       Exercisable
       -----------   -------   -----------   -----------

         83,750       $9.75      4 Years       83,750
         56,000        5.38      3 Years        2,000
        115,300        8.00      4 Years       16,260
        -------                               -------
        255,050                               102,010
        =======                               =======

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" at December 31, 1996. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

Notes to Consolidated Financial Statements

  Stock Option Plans, continued
  -----------------------------

(Balance in thousands, except per share amounts      1996      1995
-------------------------------------------------------------------
Net earnings - as reported                        $18,741   $17,964
Net earnings - pro forma                          $18,673   $17,858
Earnings per share - as reported                  $   .40   $  1.28
Earnings per share - pro forma                    $   .40   $  1.27
-------------------------------------------------------------------

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995: dividend yield of 0%; risk-free interest rate of 6.21%; expected volatility of 43 %, and expected lives of 5.0 years. There were no grants of options during 1996.
     In April 1996, the Company's shareholders approved the "1996 Non-Employee Director Stock Plan of Talley Industries, Inc." (the Director Plan) effective as of January 1, 1996 for non-employee directors of the Company. Under the Director Plan, 200,000 shares of Common stock are available for issuance in connection with the Annual Restricted Stock Grants or the Annual Option Grants. The exercise price under an option will be equal to the fair market value of the Common stock on the date of grant. At December 31, 1996, a total of 10,000 options for shares of Common stock had been granted under the Director Plan with an option price of $7.88.

  Retirement Plans
  ----------------
     The Company and its subsidiaries have pension plans covering a majority of its employees. Normal retirement age is 65, but provisions are made for early retirement. For subsidiaries with defined benefit plans, benefits are generally based on years of service and salary levels. Contributions to the respective defined contribution plans are based on each participant's annual pay and age. The Company also has a retirement plan for its Board of Directors. Benefits are payable under the plan after five years of service upon reaching age 68, or retirement if later. Net pension cost in 1996, 1995 and 1994 was $3,695,000, $4,132,000 and
$4,837,000, respectively.

Notes to Consolidated Financial Statements

  Retirement Plans, continued
  ---------------------------
     The Company generally contributes the greater of the amounts expensed or the minimum statutory funding requirements.
     Pension costs for defined benefit plans include the following components:


(balances in thousands)              1996      1995        1994
-----------------------------    --------    --------    --------
Service cost-benefits earned
  during the year                $  1,542    $  1,138    $  1,377
Interest cost on projected
  benefit obligation                2,785       2,781       2,360
Actual return on assets            (6,731)    (11,377)        643
Net amortization and deferral       2,602       8,035      (3,493)
-----------------------------    --------    --------    --------
Net pension cost                 $    198    $    577    $    887
                                 ========    ========    ========

The following table sets forth the aggregate funded status of defined benefit plans at December 31, 1996 and 1995:

                                   1996                  1995
                               -------------  ----------------------------
                               Assets Exceed  Assets Exceed   Accumulated
                                Accumulated    Accumulated     Benefits
(balances in thousands)           Benefits       Benefits    Exceed Assets
----------------------------   -------------  -------------  --------------
Fair value of plan assets      $      52,471  $      45,857  $       1,852
Projected benefit obligation         (42,439)       (41,955)        (1,998)
----------------------------   -------------  -------------  -------------
Projected benefit obligation
  (in excess of) less than
  plan assets                         10,032          3,902           (146)
Unrecognized net loss (gain)         (11,356)        (5,008)          (175)
Unrecognized prior service
  cost                                  (234)          (252)             4
Unrecognized net liability               692            520            344
Unfunded accumulated benefit
  obligation                               -              -           (173)
----------------------------   -------------  -------------  -------------
Pension liability              $        (866) $        (838) $        (146)
============================   =============  =============  =============

Accumulated benefits           $      38,035  $      37,046  $       1,998

Vested benefits                $      36,336  $      35,094  $       1,955

Notes to Consolidated Financial Statements

  Retirement Plans, continued
  ---------------------------
     The Directors' Pension plan was unfunded with a projected benefit obligation of $1,009,000 and $897,000 at December 31, 1996 and 1995, respectively. The net pension cost for 1996 and 1995 were $247,000 and $234,000, respectively.
     Assumptions used in 1996, 1995 and 1994 to determine the actuarial present value of plan benefit obligations were:

                                                  1996   1995   1994
                                                  ----   ----   ----
     Assumed discount rate                        7.25%   6.5%   8.5%
     Assumed rate of compensation increase         4.5%   4.5%   5.0%
     Expected rate of return on plan assets        9.0%   9.0%   9.0%

     Net periodic pension cost is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year. Assets of the Company's pension plans consist of marketable equity securities, guaranteed investment contracts and corporate and government debt securities. At December 31, 1996 the total value of defined benefit plan assets exceed total vested benefits by $16,135,000.
     Effective January 1, 1984, the Company established an employee stock purchase plan for eligible U.S. employees. Each eligible employee who elects to participate may contribute 1% to 5% of his or her pretax compensation from the Company. The Company contributes an amount equal to 50% of the employee contributions. Total Company contributions during 1996 and 1995 were $535,000 and $502,000, respectively.

  Other Postemployment Benefits
  -----------------------------
     Health care and life insurance benefits are presently provided to a small number of retired employees of one of the Company's subsidiaries. The cost of retiree health care and life insurance benefits are minor in amount and are recognized as benefits are paid. The Company adopted Statement of Financial Accounting

Notes to Consolidated Financial Statements



Benefit Plans, (continued)

  Other Postemployment Benefits, continued
  ----------------------------------------
Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension" in the first quarter of 1993, as required by the pronouncement. The transition obligation of approximately $1,474,000 is being amortized over a 20 year period. The amortization of the unrecognized transition obligation for the single subsidiary affected by the new pronouncement was $72,000 in 1996. Current service costs and interest costs for 1996 were approximately $10,000 and $99,000, respectively.

  Accrued Compensation
  --------------------
     Accrued Compensation was $14,427,000, $10,751,000 and
$8,981,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Accrued Compensation includes accruals for vacation pay and corporate incentives.

  Capital Stock

     Each share of Series A Convertible Preferred stock entitles its holder to receive an annual cash dividend of $1.10 per share; to convert it into .95 of a share of Common stock, as adjusted in the event of future dilution; to receive up to $25.00 per share in the event of involuntary or voluntary liquidation; and, subject to certain conditions in loan agreements, may be redeemed at the option of the Company at a price of $25.00 per share plus accrued and unpaid dividends.
     Each share of Series B $1.00 Cumulative Convertible Preferred stock entitles its holder to receive an annual cash dividend of $1.00 per share; to convert it into 1.31 shares of Common stock, as adjusted in the event of future dilution; to receive up to $20.00 per share plus accrued and unpaid dividends in the event of involuntary liquidation; to receive up to $52.50 plus accrued and unpaid dividends per share in the event of voluntary liquidation and, subject to certain conditions in loan agreements, may be redeemed at the option of the Company at a price of $52.50 per share plus accrued and unpaid dividends. Dividends on the shares

Notes to Consolidated Financial Statements
of Series A and Series B Preferred stock are cumulative and must be paid in the event of liquidation and before any distribution to holders of Common stock.
     Each share of Common stock has a preferred stock purchase right attached, allowing the holder, upon the occurrence of a change in control, as defined in a Rights agreement (as amended and restated on February 2, 1996), to buy one one-hundredth of a share of Series C Junior Participating Preferred stock at an exercise
price of $32.   The  Series C stock,  which  may  be purchased upon
exercise of the Rights, is nonredeemable and junior to other series of the Company's preferred stock. No shares of Series C stock have been issued as of December 31, 1996.
     On February 16, 1996, the Company issued 1,905,849 shares of Talley Common stock in connection with the conversion of all of the Company's Series D Preferred stock at December 31, 1995. The conversion automatically extinguished all unpaid dividends on that stock, totaling approximately $2,600,000. The Series D Preferred stock had been held in a voting trust agreement since its issuance in connection with a 1988 acquisition by the Company. The Common stock will continue to be held in the voting trust, which has been extended under the agreement until March 2001.
     On April 22, 1996, pursuant to a conversion offer with respect to the Company's Series B and Series A Preferred stock, approximately 798,000 shares or approximately 52% of the outstanding shares of Series B and approximately 53,000 shares or approximately 79% of the Series A were converted to Common stock. Series B holders who converted received 2.5 shares of Common stock for each outstanding Series B share. Series A holders who converted received 2.0 shares of Common stock for each outstanding Series A share. Common stock of approximately 1,995,000 shares were issued in connection with the conversion of the Series B Preferred stock and approximately 106,000 shares were issued in connection with the conversion of the Series A Preferred stock. Prior to the conversion there were approximately 1,548,000 shares of Series B outstanding and 67,000 shares of Series A outstanding. The conversion automatically extinguished all unpaid dividends on the Series B and Series A shares that were converted totaling approximately $4,000,000 ($5 per share) on the Series B Preferred stock and totaling approximately $300,000 ($5.50 per share) on the

Notes to Consolidated Financial Statements

Series A Preferred stock at March 31, 1996. The Company has resumed quarterly dividend payments on the Series A and Series B Preferred stock. The ability to pay dividends in the future is limited by the provisions of the Company's debt requirements.
     The conversion transactions do not impact the net earnings of the Company in 1996, but "earnings applicable to common shares (after deduction of preferred stock dividends)," as supplementally disclosed by the Company, and the "earnings per share of common stock and common equivalent share" have been reduced. The excess of the fair value of the common shares transferred in the transactions by the Company over the fair value of the common shares issuable pursuant to the original conversion terms have been subtracted from net earnings in the calculations of net earnings available to common shareholders and earnings per share.
     In late 1996 and early 1997, the Board of Directors approved the repurchase of up to 950,000 shares of the Company's common stock, in the open market or in negotiated transactions, from time to time, at prices deemed appropriate by the Company's officers, with such shares to be retired as authorized but unissued shares. At December 31, 1996, total number of common shares repurchased was 277,300 shares, for a total cost of approximately $2,082,000.
     At December 31, 1996 there were 3,753,000 shares of Common stock reserved for conversion of preferred stock, for exercise of stock options, for issuance of shares under the Employee 401(k) Plan and for the payment of a portion of the purchase price of a business acquisition completed in 1994.

Leases

     Rental expense (reduced by rental income from subleases of $373,000 in 1996, $441,000 in 1995 and $329,000 in 1994) amounted to $5,142,000 in 1996, $4,770,000 in 1995 and $5,179,000 in 1994.
Aggregate future minimum rental payments required under operating leases having an initial lease term in excess of one year for years ending December 31, 1997 through December 31, 2001 are $4,084,000, $3,508,000 $1,784,000, $780,000 and $524,000, respectively, with
$1,015,000 payable in future years. Minimum operating lease payments have not been reduced by future minimum sublease rentals of $283,000.

Notes to Consolidated Financial Statements

     Aggregate future minimum payment under capital leases for the year ending December 31, 1997 is $18,000, with no payments in later years. The present value of net minimum lease payments is $16,000 after deduction of $2,000, representing interest and estimated executory costs. The net book value of leased buildings and equipment under capital leases at December 31, 1996 and 1995 amounted to $-0- and $656,000, respectively.

Income Taxes

     Earnings before income taxes and extraordinary items and the provision (credit) for income taxes consists of the following:


(balances in thousands)               1996       1995       1994
--------------------------------  --------   --------   --------
Earnings (loss) before income
  taxes and extraordinary items:
        United States             $ 31,899   $  4,541   $ (2,341)
        Foreign                        730      2,432      1,542
--------------------------------  --------   --------   --------
                                  $ 32,629   $  6,973   $   (799)
                                  ========   ========   ========



Current tax expense:
  United States                   $  3,768   $    728   $      -
  Foreign                              350      1,154        731
  State and local                    5,436      1,154        530
--------------------------------  --------   --------   --------
                                     9,554      3,036      1,261
                                  --------   --------   --------
Deferred tax expense (credit):
  United States                     (3,754)      (701)         -
  Foreign                               14         25         15
  State and local                   (3,978)     1,058     (5,581)
--------------------------------  --------   --------   --------
                                    (7,718)       382     (5,566)
                                  --------   --------   --------
                                  $  1,836   $  3,418   $ (4,305)
                                  ========   ========   ========

Notes to Consolidated Financial Statements

    Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1996 and 1995 are as follows:

(balances in thousands)                   1996          1995
----------------------------------    --------      --------
Gross deferred tax assets:
  Net operating losses and tax
    credit carryforward               $      -      $  1,484
  Reserves on realty assets             10,165         7,883
  Accrued expenses                       8,211        11,356
  Other                                  3,106         2,498
  Valuation allowance for
    deferred tax assets                (10,368)      (17,664)
----------------------------------    --------      --------
Net deferred tax assets                 11,114         5,557
----------------------------------    --------      --------

Gross deferred tax liabilities:
  Depreciation                           5,703         5,957
  Accrued expenses                       1,954         4,604
  Other                                  1,976         1,233
  Gross deferred tax liabilities         9,633        11,794
----------------------------------    --------      --------
Net deferred tax asset (liability)    $  1,481      $ (6,237)
==================================    ========      ========

    During the year ended December 31, 1996 the valuation allowance for deferred tax assets decreased $7,296,000. Approximately $6,900,000 of the reduction was related to the deferred tax asset associated with the Company's Senior Discount Debentures, which were substantially all redeemed in 1996, including the amortized original issue discount, which accordingly reduced income taxes in 1996.
    Reasons for the differences between the amount of income tax determined by applying the applicable statutory federal income tax rate to pretax income are:

(balances in thousands)                   1996       1995       1994
----------------------------------    --------   --------   --------
Computed tax at statutory U.S.
  tax rates                           $ 11,095   $  2,371   $   (272)
Effect of loss carryforwards
  and valuation allowance              (13,289)    (1,476)    (1,751)
Goodwill and other non-deductible
  items                                  3,202        519        574
State and local taxes                    1,458      2,212     (5,051)
Other                                     (630)      (208)     2,195
----------------------------------    --------   --------   --------
                                      $  1,836   $  3,418   $ (4,305)
                                      ========   ========   ========

Notes to Consolidated Financial Statements

    United States income taxes have not been provided on approximately $1,000,000 of undistributed earnings of subsidiaries incorporated outside the United States, since it is the Company's intent to reinvest such earnings. Net cash payments for income taxes during 1996, 1995 and 1994 were $8,526,000, $2,676,000 and
$569,000, respectively.

Commitments and Contingencies

  Litigation - TRW Inc.
  ---------------------
    A judgment in the Company's favor in the amount of $138.0 million was entered against TRW Inc. (TRW) by the United States District Court for the District of Arizona in June 1995 following a jury verdict that TRW had repudiated and breached the April 1989 Airbag Royalty Agreement with the Company. The $138.0 million damages amount represented the jury's calculation of the present value of the remaining stream of Airbag Royalties which would have been payable by TRW through the April 2001 scheduled expiration date of the Airbag Royalty Agreement had TRW not breached the Agreement. TRW appealed the judgment, and, during the pendency of the appeal, was ordered by the District Court to continue making quarterly payments to the Company in the same amounts as if the Airbag Royalty Agreement had not been terminated and repudiated by TRW. On June 19, 1996, the United States Court of Appeal for the Ninth Circuit rejected TRW's appeal and affirmed the $138.0 million judgment. A petition for rehearing filed by TRW with the Court of Appeals was denied on July 30, 1996.
    In August 1996 TRW made payments aggregating approximately $133.1 million to the Company on account of TRW's obligations under the judgment. The payments represented the $138.0 million face amount of the judgment award, plus interest at the default rate specified by the Airbag Royalty Agreement (prime plus 5%), less the quarterly payments made by TRW pursuant to the District Court's order during the pendency of the appeal. A further payment was made by TRW at the same time in the amount of approximately $6.7 million as that portion of a court-ordered reimbursement of litigation fees and costs (and interest on the reimbursement amount at the same default rate).

Notes to Consolidated Financial Statements

  Litigation - TRW Inc., continued
  --------------------------------
    During September 1996, claims between the Company and TRW (which had been scheduled for trial) and all other matters in dispute with TRW were settled by the parties pursuant to a global settlement agreement. Under that settlement, TRW made a further cash payment to the Company on September 3, 1996 in the aggregate amount of $16.6 million. Accordingly, all claims between the parties have now been resolved, and cash payments have been made by TRW aggregating $156.4 million.
    The litigation in which this judgment was entered arose out of the Asset Purchase Agreement dated February 4, 1989 and the License Agreement dated April 21, 1989, between TRW and the Company pursuant to which TRW acquired the Company's airbag business. The court dismissed TRW's claims that the Company had breached a non-compete provision contained in the Asset Purchase Agreement, thereby entitling TRW to terminate airbag royalty payments to the Company under the License Agreement (which it purported to do in February 1994) and obtain a paid-up license to use the Company's airbag technology. The jury found in fact that TRW had improperly terminated and repudiated the License Agreement.

  Litigation - Arizona Department of Revenue
  ------------------------------------------
     The Arizona Department of Revenue issued Notices of Correction of Income Tax dated March 17, 1986 to the Company for the fiscal year ending March 31, 1983. These Notices pertain to whether subsidiaries of the Company must file separate income tax returns in Arizona rather than allowing the Company to file on a consolidated basis. The amount of additional Arizona income tax alleged to be due as a result of the Notices of Correction was approximately $400,000 plus interest. In May 1992 the Arizona
Tax Court granted judgment in favor of the Company and against the Department on all claims asserted against the Company. In October 1992 the Tax Court entered judgment in favor of the Company awarding the Company approximately $600,000 for the Arizona income taxes the Company overpaid for its fiscal year ending March 31, 1983 together with interest and attorneys' fees.

Notes to Consolidated Financial Statements

  Litigation - Arizona Department of Revenue, continued
  -----------------------------------------------------
     In September 1994, the Arizona Court of Appeals reversed the 1992 Arizona Tax Court ruling that entitled the Company to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983, and in April 1995, the Supreme Court of the State of Arizona denied the Company's Petition for Review. Based on the appellate court decision, the Company paid approximately $1,300,000 in taxes and interest for the period ending March 31, 1983. On October 15, 1996, the Company made a payment of $4,842,000 to resolve the related dispute for the period ending December 31, 1984 and 1985. Legislation adopted in 1994 in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986, and on December 8, 1994 the Arizona Department of Revenue withdrew its assessments against the Company for 1986 and subsequent years.

  Environmental
  -------------
     A subsidiary of the Company has been named as a potentially responsible party by the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response Compensation and Liability Act in connection with the remediation of the Beacon Heights Landfill in Beacon Falls, Connecticut. Management's review indicates that the Company sent ordinary rubbish and off-specification plastic parts to this landfill and did not send any hazardous wastes to the site. A coalition of potentially responsible parties has entered into consent decrees with the EPA to remediate the site. The coalition has in turn brought an action against other potentially responsible parties, including a subsidiary of the Company, to contribute to the cleanup costs. The federal district court hearing the case dismissed claims against the subsidiary. However, in November 1996 the Second Circuit Court of Appeals reversed the district court's ruling and remanded the case for trial. Based upon management's review and the status of the proceedings, with respect to this matter, management believes that any reasonably anticipated losses from this claim will not result in a material adverse impact on the results of operations or the financial position of the Company.

Notes to Consolidated Financial Statements

  Environmental, continued
  ------------------------
     The current owner of a site in Athens, Georgia is conducting an informal investigation of alleged groundwater contamination. A subsidiary of the Company was an owner of the site until March 1988, and is cooperating with the investigation. The Georgia Environmental Protection Division made a determination in 1995 that the site should be listed on its Hazardous Site Inventory. No lawsuit or administrative enforcement proceedings have been initiated in this matter. Based on remediation estimates received, management believes that any reasonably anticipated losses from the alleged contamination will not result in a material adverse impact on the results of operations or the financial position of the Company.

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


(balances in thousands)               1996               1995
--------------------------    -------------------   -------------------
                              Carrying     Fair     Carrying     Fair
                               Amount      Value     Amount      Value
                              --------   --------   --------   --------

Cash & cash equivalents       $ 48,758   $ 48,758   $ 10,475   $ 10,475
Non-trade receivables            6,644      6,644     10,584     10,584
Realty debt                        362        362     10,135     10,135
Other debt                     128,345    131,978    231,470    238,881

Notes to Consolidated Financial Statements

    The following notes summarize the major methods and assumptions used by the Company in estimating the fair values of financial instruments.

Cash and cash equivalents
-------------------------
    The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

Non-trade receivables
---------------------
    Interest rates on non-trade receivables, including the current portion, are generally at current market rates. Accordingly the carrying value and fair value of the receivables are equal after considering allowances for the carrying value of certain notes.

Debt
----
     The fair value of the Company's debt, including the current portion, at December 31, 1996 and 1995 is based on quoted market prices or recent market activity.

Research and Development Costs

     Company-sponsored research and development costs were $8,694,000, $4,227,000 and $4,304,000 for the years ended December
31, 1996, 1995, and 1994, respectively. The large increase in 1996 expenditures is related to the development of automotive airbag components and a continued higher level of expenditures is anticipated in the near future. For the same periods, customer-sponsored research and development expenditures were $8,796,000, $10,093,000 and $8,231,000, respectively.

Extraordinary Gains (Loss)

     During 1996, the Company realized a net loss of $12,052,000 from the early paydown of the 12.25% Senior Discount Debentures. The loss consists of prepayment premiums and deferred debt cost on the extinguished portion of the debt. Due to the consolidated tax position of the Company, there was no tax benefit recognized in connection with this loss.

Notes to Consolidated Financial Statements

     During 1995 the Company realized a net gain of $14,409,000 from the retirement of realty debt. The gain represents the difference between the value of the debt recorded on the books of the Company and the consideration given and costs incurred to settle the obligation. Due to the Company's net operating tax loss position, there is no tax provision in connection with the gain.

Acquisitions and Dispositions

     In January 1996, a subsidiary of the Company acquired certain assets of Markel, a manufacturer of a silicone wire product line. The purchase price was approximately $4.3 million.
     In July 1994, a subsidiary of the Company acquired certain assets of the Ball and Socket Manufacturing Company, Inc., a manufacturer of metal buttons. The purchase price was approximately $4,800,000, including cash of $2,100,000, 323,232 shares of the Company's Common stock scheduled for issuance two years after closing and certain liabilities assumed and acquisition costs incurred.
     The excess of cost over tangible and identifiable intangible assets acquired, net of amortization at December 31, 1996, 1995, and 1994 was $41,819,000, $43,392,000, and $45,716,000,
respectively.

Related Party Transactions

     In each of the last three years the Company and its subsidiaries incurred legal fees payable to the law firm of one of the Company's directors. During 1996, 1995 and 1994 total billings for the firm were $479,000, $249,000 and $610,000, respectively, and were for foreign and domestic services relating to litigation and general corporate matters. In 1996, the Company also paid $189,000 in consulting fees and related expenses to one of the Company's directors.

Recently Issued Accounting Standards

     In October 1994 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123

Notes to Consolidated Financial Statements

"Accounting for Stock-Based Compensation," which is effective for transactions entered into in fiscal years that begin after December 15, 1995. Under the provisions of this new pronouncement, the Company is required to account for such transactions under the "fair value" based method or the "intrinsic value" based method. Under the "fair value" based method, compensation cost is measured at the grant date, based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the "intrinsic value" based method, (present accounting), compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date, over the amount an employee must pay to acquire the stock. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividend on it, and the risk-free interest rate over the expected life of the option. Certain pro-forma disclosures are required when a Company uses the "intrinsic value" based method instead of the "fair value" based method. The Company presently accounts for stock based compensation in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees", and will continue to apply APB No. 25 for purposes of determining net income, as provided for in the recent pronouncement. The Company has presented in the notes to the financial statements the pro forma and other disclosures required by SFAS No. 123. (Also see "Stock Option Plans" under the caption "Benefit Plans" in the Notes to Consolidated Financial Statements).
     Other pronouncements issued by the Financial Accounting Standards Board with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.

Segment Operations

     The disposition of the assets of the Realty segment, the settlement of the dispute with TRW regarding, among other matters, royalties from the Airbag Royalty segment, and the cessation of such royalties along with the significant increase during the last

Notes to Consolidated Financial Statements several years in the volume and profitability of the Company's stainless steel operations has prompted a reclassification of the Company's segments of operations. The steel operations have been segregated into a separate Stainless Steel Products segment and removed from the Industrial Products segment. The Specialty Products segment has been combined with those operations remaining in the Industrial Products Segment. All prior periods have been restated to reflect the reclassifications.
     The Company is a diversified manufacturer of a wide range of proprietary and other specialized products for defense, industrial and commercial applications. Through its Government Products and Services segment, the Company manufactures an extensive array of propellant devices and electronic components for defense systems and commercial applications and provides naval architectural and marine engineering services. The Company has participated in the rapidly expanding market for automotive airbags through its royalty agreement with TRW, which provided the Company with a quarterly royalty payment for any airbag manufactured and sold by TRW worldwide and for any other airbag installed in a vehicle manufactured or sold in North America. The royalties ceased upon receipt of a settlement from TRW Inc. (See "Litigation-TRW Inc" in Management's Discussion and Analysis of Financial Condition and Results of Operations)
     The Company is currently developing new airbag technologies - including an improved inflator and a ceramic initiator with initial sales for both airbag components expected in 1998.
     The Company's Stainless Steel Products segment manufactures and distributes stainless steel products, including a variety of grades, sizes, and shapes of hot rolled and cold finished bars and rods.
     The Company's Industrial Products segment manufactures and sells high-voltage ceramic insulators used in the power transmission and distribution systems, specialized welding equipment and systems, aerosol insecticides, air fresheners and sanitizers, and custom designed metal buttons.

Notes to Consolidated Financial Statements

  Government Products and Services

     The Company's Government Products and Services segment provides a wide range of products and services for government programs. The vast majority of the Company's products are smaller components of larger units and systems and are generally designed to enhance safety or improve performance. The Company manufactures proprietary propellant products which, when ignited, produce a specified thrust or volume of gas within a desired time period. Propellant products manufactured include ballistic devices for aircraft ejection systems, rocket motors, extended range munitions components and dispersion systems.
     The Company's propellant devices are currently used on ejection seats on high performance domestic and foreign military aircraft. Rocket motors manufactured by the Company include a complete line of rocket boosters and propulsion systems used for reconnaissance, surveillance, and target acquisition. The Company's extended range munitions components utilize propellant technologies to significantly extend the range of existing U.S. artillery. Other electronic products include sub-miniature elapsed time indicators, events counters, fault annunciators, and lighting products used in aerospace and military applications to monitor equipment performance. Naval architecture and marine engineering services provided by the Company include detail design and engineering services for new military and commercial construction as well as a significant amount of maintenance and retrofit work for existing ships.
     The Company's Government Products and Services segment also manufactures specialized electronic display and monitoring devices and high performance cable connection assemblies.
     Direct sales to the U.S. Government and its agencies, primarily from the Government Products and Services segment accounted for approximately 15%, 17% and 23% of the Company's sales for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995 the amount billed but not paid by customers under retainage provisions in long-term contracts was $1,205,000 and $1,212,000, respectively. The $1,205,000 receivable

Notes to Consolidated Financial Statements

  Government Products and Services, continued

under retainage provisions is expected to be collected in 1997 through 2002 in the amounts of $208,000, $174,000, $308,000,
$73,000, $172,000 and $270,000, respectively. Amounts in process but unbilled at December 31, 1996 and 1995 were $7,305,000 and $5,976,000, respectively.

  Airbag Royalties

      The Company has participated in the rapidly expanding market for automotive airbags through its royalty agreement with TRW, which provided the Company with a quarterly royalty payment for any airbag manufactured and sold by TRW worldwide and for any other airbag installed in a vehicle manufactured or sold in North America. The royalties ceased upon receipt of a settlement from TRW Inc. (See "Litigation-TRW Inc." in Management's Discussion and Analysis of Financial Condition and Results of Operations).
     The Company is currently developing new airbag technologies - including an improved inflator and a ceramic initiator with initial sales for both airbag components expected in 1998.

  Stainless Steel Products

     The Company's Stainless Steel Products segment produces and distributes stainless steel bars and rods. Demand for these products is directly related to the level of general economic activity.
     The Company operates a mini-mill which converts purchased stainless steel billets into a variety of sizes of both hot rolled and cold finished bar and rod. The Company's stainless steel mini-mill has utilized advanced computer automation, strict quality controls, and strong engineering and technical capabilities to maintain its position as a low cost, high quality producer. In addition to its stainless steel manufacturing operation, the Company distributes stainless steel and other specialty steel products through seven locations in the U.S. and Canada.

Notes to Consolidated Financial Statements

  Industrial Products

      The Industrial Products segment manufactures and distributes high-voltage ceramic insulators for electric utilities, municipalities and other governmental units, as well as for electrical contractors and original equipment manufacturers. Products include a wide array of transformer bushings and accessories, special and standard porcelain for high and low-voltage applications, apparatus bushing assemblies, and transmission and distribution class insulators which are manufactured for both domestic and international markets. In addition, the Company manufactures specialized advanced-technology welding systems, power supply systems and humidistats for the utility, pipeline and original equipment manufacturer markets. Welding equipment manufactured by the Company includes systems that are specially designed to operate in hostile environments such as nuclear radiation. The Company also produces aerosol insecticides, air fresheners and sanitizers servicing the industrial maintenance supply, pest control and agricultural markets, and custom designed metal buttons for the military and commercial uniform and upscale fashion markets. The majority of the Company's aerosol insecticides are proprietary formulations of natural active ingredients.

  Realty

     In 1992, the Company initiated a plan for the orderly disposition of all its remaining real estate assets. With the resolution of the airbag royalty dispute and after receiving payments in connection therewith in the third quarter of 1996, and also in view of the slower than expected improvement in the market conditions for real estate assets, the Company re-evaluated and changed its strategy for exiting the real estate business. The Company adjusted its strategy of selling properties to end users in an orderly process over time, to a strategy of liquidation sales through pricing adjustments and/or joint development arrangements. This change in strategy resulted in an $85,000,000 writedown in real estate assets for financial reporting purposes. In December of 1996 all real estate properties, except for one, were sold for cash and assumption of certain liabilities. The Company plans to dispose of the single property not included in this bulk sale.

Notes to Consolidated Financial Statements

  Other Matters

     The Company's U.S. operations had export sales of $24,058,000, $20,354,000 and $15,932,000 for the years ended December 31, 1996,
1995 and 1994, respectively.
     Substantially all facilities and operations of the Company's operations are located within the United States. The Company operates a steel distribution system located in Canada with sales for the year ended December 31, 1996 and total assets at December 31, 1996 of $15,208,000 and $9,300,000, respectively.
     Foreign exchange losses included in earnings for the years ended December 31, 1996, 1995 and 1994 were not material. The foreign currency translation adjustment included in stockholders' equity decreased from $(530,000) at December 31, 1995 to $(562,000) at December 31, 1996.
     Sales between segments are not significant and have been eliminated. Operating income is total revenue less operating expenses and excludes general Corporate expenses, non-segment interest income and interest expense. Interest income associated with segment assets is included in segment operations income. Corporate assets consist principally of cash and cash equivalents, notes receivable, income taxes receivable and a building.
     The government funded components and firm industrial contracts at December 31, 1996 and 1995 totaled $137,100,000 and $133,500,000, respectively. The Company's total backlog, including funded and unfunded components, was approximately $447,700,000 as of December 31, 1996 and $503,300,000 as of December 31, 1995.
Approximately $107,133,000 of the government funded and firm industrial backlog and $144,627,000 of the total backlog outstanding at December 31, 1996 is expected to be completed or shipped during 1997.
     The term "funded" used herein refers to the aggregate revenue remaining to be earned at a given time under (a) contracts held by the Company (excluding renewals or extensions thereof, which are at the discretion of the customer) to the extent of the funded (i.e., appropriated by Congress and allotted to the contract by the procuring Government agency) amounts thereunder, and (b) "task orders" or "delivery orders" issued to the Company under contracts

Notes to Consolidated Financial Statements

  Other Matters, continued

which provide that the customer is obligated to pay only for services rendered pursuant to specific (funded) task orders and is not obligated to issue additional task orders or to pay the
estimated total contract price.   The  term "unfunded" used herein
refers to the portion of the Company's total backlog that represents the excess of the stated value of the Company's executed contracts over the amounts funded by the customer for such contracts including unexercised options.
     The tables which follow show assets, depreciation and amortization and capital expenditures by segment:

(in thousands)                                1996      1995      1994
----------------------------------------
Assets by Segment
  Government Products and Services        $104,480  $100,226  $ 98,424
  Airbag Royalties                               -     5,434     4,700
  Stainless Steel Products                  67,331    75,082    65,397
  Industrial Products                       47,345    58,351    55,884
  Realty                                       673   106,540   114,642
----------------------------------------  --------  --------  --------
                                           219,829   345,633   339,047
  Corporate                                 60,556    26,966    30,856
----------------------------------------  --------  --------  --------
                                          $280,385  $372,599  $369,903
                                          ========  ========  ========
Depreciation and Amortization by Segment
  Government Products and Services        $  3,779  $  3,143  $  3,306
  Airbag Royalties                               -         -         -
  Stainless Steel Products                   2,589     2,608     3,354
  Industrial Products                        2,196     2,373     2 557
  Realty                                        14        15        15
----------------------------------------  --------  --------  --------
                                             8,578     8,139     9,232
  Corporate                                    300       304       325
----------------------------------------  --------  --------  --------
                                          $  8,878  $  8,443  $  9,557
                                          ========  ========  ========
Capital Expenditures by Segment
  Government Products and Services        $  2,393  $  2,532  $  1,820
  Airbag Royalties                               -         -         -
  Stainless Steel Products                   2,491     3,821       999
  Industrial Products                        1,823     2,469       982
  Realty                                         2         1         -
----------------------------------------  --------  --------  --------
                                             6,709     8,823     3,801
  Corporate                                     43       108       131
----------------------------------------  --------  --------  --------
                                          $  6,752  $  8,931  $  3,932
                                          ========  ========  ========

Notes to Consolidated Financial Statements

                                                               TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
Summary of Segment Operations

(in thousands)

Years Ended December 31,                    1996      1995      1994      1993      1992
-----------------------------------     --------  --------  --------  --------  --------
Revenue by segment:

  Government Products and Services      $147,694  $139,600  $141,074  $170,323  $183,162
  Airbag Royalties                       121,913    23,977    17,292     9,606     5,566
  Stainless Steel Products               136,343   145,760    97,916    73,819    60,151
  Industrial Products                     73,954    73,723    64,321    64,380    70,684
  Realty                                  22,794     2,226     7,157     6,072     1,155
-----------------------------------     --------  --------  --------  --------  --------
                                        $502,698  $385,286  $327,760  $324,200  $320,718
                                        ========  ========  ========  ========  ========
Operating income by segment:

  Government Products and Services      $  7,068  $ 10,225  $ 18,194  $ 24,354  $ 26,101
  Airbag Royalties                       148,760    23,977    17,292     9,606     5,566
  Stainless Steel Products                10,981    19,693     6,686     1,236       499
  Industrial Products                     (3,706)    8,058     5,632     6,203     4,511
  Realty                                 (88,546)  (11,436)   (3,677)   (4,416)  (16,449)
-----------------------------------     --------  --------  --------  --------  --------
                                          74,557    50,517    44,127    36,983    20,228

Corporate expenses                       (18,771)  (15,468)  (17,163)  (14,846)   (9,672)

Non-segment interest income                2,249       590       326       381     1,923

Interest expense                         (25,406)  (28,666)  (28,089)  (25,744)  (31,630)
                                        --------  --------  --------  --------  --------
Earnings (loss) before income taxes
  and extraordinary gains (loss)        $ 32,629  $  6,973  $   (799) $ (3,226) $(19,151)
-----------------------------------     ========  ========  ========  ========  ========






Notes to Consolidated Financial Statements


                           TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



Summary of Segment Operations, (continued)

    Operating income in 1996 includes receipt of $156,449,000 from TRW Inc. to settle the airbag royalties litigation and other matters, a pretax provision for a reserve on real estate assets of $85,000,000 and non-recurring writedowns of inventory and goodwill totaling approximately $11,019,000. Operating income in 1995 includes a pretax provision for a reserve on real estate assets of $7,000,000.

                                                               TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
Five Year Summary of Operations
(in thousands, except per share amounts)
Years Ended December 31,                            1996       1995       1994       1993       1992
--------------------------------------------    --------   --------   --------   --------   --------
Revenue                                         $502,698   $385,286   $327,760   $324,200   $320,718
Cost of sales and services                       311,565    275,721    234,729    240,827    234,956
Selling, general and administrative expenses      64,393     63,297     62,763     57,877     58,669
Provision for reserve on realty assets            85,000      7,000          -          -          -
Adjustment in foreclosed realty assets                 -          -          -          -     11,908
---------------------------------------------   --------   --------   --------   --------   --------
                                                 460,958    346,018    297,492    298,704    305,533
---------------------------------------------   --------   --------   --------   --------   --------
Earnings from operations                          41,740     39,268     30,268     25,496     15,185
Other income (expense), net                       16,295     (3,629)    (2,978)    (2,978)    (2,706)
---------------------------------------------   --------   --------   --------   --------   --------
                                                  58,035     35,639     27,290     22,518     12,479
Interest expense                                  25,406     28,666     28,089     25,744     31,630
---------------------------------------------   --------   ---------  --------   --------   --------
Earnings (loss) before income taxes
  and extraordinary gains (loss)                  32,629      6,973       (799)    (3,226)   (19,151)
---------------------------------------------   --------   --------   --------   --------   --------
Income tax provision (benefit)                     1,836      3,418     (4,305)     2,768     (1,947)
---------------------------------------------   --------   --------   --------   --------   --------
Earnings (loss) before extraordinary
  gains (loss)                                    30,793      3,555      3,506     (5,994)   (17,204)
Extraordinary gains (loss), net of income tax    (12,052)    14,409          -       (504)     2,637
---------------------------------------------   --------   --------   --------   --------   --------
Net earnings (loss)                             $ 18,741   $ 17,964   $  3,506   $ (6,498)  $(14,567)
=============================================   ========   ========   ========   ========   ========
Earnings (loss) applicable to common shares
 (after deduction of preferred stock
 dividends and value of induced conversion)     $  5,608   $ 15,801   $  1,339   $ (8,665)  $(16,735)
                                                ========   ========   ========   ========   ========
Earnings (loss) per share of common stock
  and common stock equivalents:
    Before extraordinary gains (loss)           $   2.13   $    .25   $    .13   $   (.85)  $  (2.11)
    Extraordinary gains (loss)                      (.87)      1.03          -       (.05)       .29
    Value of induced conversion                     (.86)         -          -          -          -
---------------------------------------------   --------   --------   --------   --------   --------
      Net earnings (loss)                       $    .40   $   1.28   $    .13   $   (.90)  $  (1.82)
=============================================   ========   ========   ========   ========   ========
Weighted average shares outstanding               13,913     14,001     10,412      9,676      9,189
=============================================   ========   ========   ========   ========   ========

                     Report of Independent Accountants




TO THE BOARD OF DIRECTORS AND
SHAREHOLDERS OF TALLEY INDUSTRIES, INC.


In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Talley Industries, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.










PRICE WATERHOUSE LLP


Phoenix, Arizona
February 17, 1997

                                                    TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
  Quarterly Financial Results (Unaudited)

  (in thousands, except per share amounts)
  Quarter Ended                                        March       June   September   December
----------------------------------------------     ---------   --------   ---------   --------
  Year Ended December 31, 1996
    Revenue                                        $  95,127   $ 93,970    $202,772   $110,829
    Gross profit on sales and services                19,263     19,587       8,466     20,603
    Earnings (loss) before extraordinary loss          1,916     (1,831)     29,312      1,396
    Extraordinary loss                                     -     (1,642)          -    (10,410)
----------------------------------------------     ---------   --------    --------   --------
    Net earnings (loss)                            $   1,916   $ (3,473)   $ 29,312   $ (9,014)

  Earnings (loss) per share:
    Before extraordinary loss                      $     .13   $   (.15)   $   1.85   $    .08
    Extraordinary loss                                     -       (.12)          -       (.70)
    Value of induced conversion                         (.42)      (.55)          -          -
----------------------------------------------     ---------   --------    --------   --------
        Net earnings (loss)                        $    (.29)  $   (.82)   $   1.85   $   (.62)
==============================================     =========   ========    ========   ========
  Year Ended December 31, 1995
    Revenue                                        $  88,709   $100,306    $ 90,848   $105,423
    Gross profit on sales and services                18,915     22,913      18,064     24,504
    Earnings (loss) before extraordinary gain         (3,887)     2,787       2,279      2,376
    Extraordinary gain                                 7,261        542       6,244        362
----------------------------------------------     ---------   --------    --------   --------
    Net earnings                                   $   3,374   $  3,329    $  8,523   $  2,738
==============================================     =========   ========    ========   ========
    Earnings (loss) per share:
      Before extraordinary gain                    $    (.28)  $    .20    $    .16   $    .17
      Extraordinary gain                                 .52        .04         .45        .02
----------------------------------------------     ---------   --------    --------   --------
        Net earnings                               $     .24   $    .24    $    .61   $    .19
==============================================     =========   ========    ========   ========
  Year Ended December 31, 1994
    Revenue                                        $  78,317   $ 79,494    $ 81,349   $ 88,600
    Gross profit on sales and services                16,327     16,758      19,408     21,968
                                                   ---------   --------    --------   --------
    Net earning (loss)                             $    (506)  $    722    $    963   $  2,327
==============================================     =========   ========    ========   ========
  Net earnings (loss) per share                    $    (.10)  $    .02    $    .04   $    .17
==============================================     =========   ========    ========   ========

                                   Talley Industries, Inc. and Subsidiaries




Quarterly Financial Results (Unaudited) - continued

    Results in the third quarter of 1996 reflect payments received from TRW Inc. of $156,449,000 to settle the airbag royalties litigation and certain other matters, and reimbursement of litigation costs and interest from the date of the award until paid. Also included in the third quarter of 1996 is an $85,000,000 provision for reserve on realty assets as a result of a change in the Company's strategy of selling properties to end users in an orderly process over time, to a strategy of liquidation sales through pricing adjustments and/or joint development arrangements. The $1,642,000 extraordinary loss in the second quarter, which consists of premiums paid and deferred debt costs associated with the repurchase of the Company's Senior Discount Debentures, was reclassified from interest expense during the fourth quarter.
    Included in the first quarter of 1995, is a $7,000,000 provision for reserve on realty assets resulting from the decision to sell a property over the short term in bulk rather than pursue parcel sales over the next several years. Also, in 1995, the Company recognized extraordinary gains of $7,261,000, $542,000, $6,244,000 and $362,000 during the first, second, third, and fourth quarters, respectively. These extraordinary gains resulted from the settlement of certain realty debt for less than book value.
    Included in the first quarter of 1994 is a state income tax benefit of $5,600,000, the result of the passage of favorable state tax legislation.


                                                               TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
Financial Data

SELECTED FINANCIAL DATA

(in thousands, except ratios)
Years Ended December 31,                        1996         1995        1994         1993        1992
-------------------------------             --------     --------    --------     --------    --------
Capital expenditures                        $  6,752     $  8,931    $  3,932     $  5,347    $  4,592
Depreciation and amortization                  8,878        8,443       9,557       10,085      10,598
Current assets                               176,292      156,615     143,023      148,145     135,752
Current liabilities                           69,827       61,213      88,794       84,367      75,864
Working capital                              106,465       95,402      54,229       63,778      59,888
Total assets                                 280,385      372,599     369,903      382,438     363,822
Total debt                                   128,707      241,605     249,135      262,086     253,824
Long-term debt                               123,185      227,736     220,447      231,669     217,304
Long-term realty debt                              -        7,980       5,564       11,446      12,452
Stockholders' equity                          74,486       58,334      40,166       36,542      40,781
Current ratio                                    2.5          2.6         1.6          1.8         1.8
Debt to equity ratio                             1.7          4.1         6.2          7.2         6.2
===============================             ========     ========    ========     ========    ========

For the dividends per common share see Stock Market Data on page F-64.

SUPPLEMENTAL DATA

(in thousands)

Years Ended December 31,                        1996         1995        1994         1993        1992
-------------------------------             --------     --------    --------     --------    --------
Taxes, other than income:
  Payroll                                   $  7,759     $  7,231    $  7,181     $  7,060    $  7,209
  Property                                     1,406        1,991       1,660        1,557       1,721
  Other                                          458          412         338          328         382
-------------------------------             --------     --------    --------     --------    --------
                                               9,623        9,634       9,179        8,945       9,312

Maintenance and repairs                        6,826        6,220       4,557        4,669       4,626
Rent                                           5,252        5,211       5,508        5,962       7,334
Advertising                                    1,171        1,053         786          648         720
Research and development                       8,694        4,227       4,304        3,122       3,904
                                            ========     ========    ========     ========    ========

Talley Industries, Inc. and Subsidiaries

Stock Market Data


SECURITIES
Two of the Company's securities are listed on the New York Stock Exchange:  Common stock
(TAL) and Series B $1.00 Cumulative Preferred stock (TALB).  Series A Preferred stock is traded occasionally in the over-the-counter market.  As of February 1, 1997, there were 2,547 holders of record of Talley Industries, Inc. Common stock.

The high and low sales prices of the Common and Series B Preferred stock on the New York
Stock Exchange, by quarter, for the years ended December 31, 1996 and 1995 were as follows:



                       Common Stock (TAL)                      Series B (TALB)
              ----------------------------------    -----------------------------------
                    1996              1995                1996               1995
Quarter       ---------------   ----------------    -----------------  ----------------
 Ended         High      Low      High     Low       High       Low     High      Low
-----------   ------   ------   -------   ------    -------   -------  -------  -------
March         $8 5/8   $6 3/4   $10 1/4   $7 3/8    $17 3/4   $15 3/4  $15 1/2  $12 1/2
June           9 1/8    6 1/2    11        7 1/2     21        16 1/4   17 1/8   13 1/2
September      9 3/8    7 1/4     9 3/4    7 5/8     20 3/4    18 1/4   16 1/2   14 1/2
December       8        6 5/8     9 1/4    7 5/8     20        13 1/4   16 1/2   12 7/8
===========   ======   ======   =======   ======    =======   =======  =======  =======

                                   Talley Industries, Inc. and Subsidiaries

DIVIDENDS

  In December 1996 the Company paid dividend arrearages on its Series A Preferred stock of $6.05 per share and on its Series B Preferred stock of $5.50 per share. The Company had not paid dividends on its Preferred shares since the first quarter of 1991. Quarterly dividends on Series A and Series B Preferred stock are
27.5 cents and 25 cents, respectively.  All outstanding Preferred
D stock were converted into Common stock during 1996. The conversion automatically extinguished all unpaid dividends on that stock. Dividends on Preferred D stock were paid at a quarterly rate of $1.125 per share since first issued in the first quarter of 1988 through the first quarter of 1991. Dividends were paid on Common stock during 1990 at a rate of 12.5 cents per share and at a rate of 5 cents per share for the first quarter of 1991. No dividends have been paid on Common stock since the first quarter of 1991.

REGISTRAR

 ChaseMellon Shareholder Services, L.L.C., P.O. Box 469,
Washington Bridge Station, New York, New York 10033 (1-800-356-
2017).

TRANSFER AGENT

 Common stock, Series A Preferred stock and Series B Preferred stock. ChaseMellon Shareholder Services, L.L.C., P.O. Box 469, Washington Bridge Station, New York, New York 10033 (1-800-356-
2017).
 10.75% Senior Notes and 12.25% Senior Discount Debentures. Bank One Ohio Trust Company, 100 E. Broad Street, Columbus, Ohio 43271-0181.

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

 John W. Stodder       - Vice Chairman Emeritus, Jostens, Inc. *

 Donald J. Ulrich      - Owner and Vice Chairman, Ventura Coastal
                         Corporation

 David Victor          - Member, Osborn Maledon **


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

 Daniel R. Mullen      - Vice President and Treasurer

 George W. Poole       - Vice President - Government Relations

                                                                 SCHEDULE I
                                                                Page 1 of 6

                          TALLEY INDUSTRIES, INC.
                             (Registrant Only)
                  STATEMENT OF CONDITION (BALANCE SHEET)
                              (IN THOUSANDS)


                                                           DECEMBER 31,
                                                       --------------------
                                                         1996        1995
Assets                                                 --------    --------

Current assets:
  Cash and cash equivalents                            $  8,920    $  6,883
  Prepaid expenses                                            -         296

        Total current assets                              8,920       7,179



Investment in and advances to affiliates                 78,344     141,216

Deferred charges and other assets                             -       2,607
                                                       --------    --------
         Total assets                                  $ 87,264    $151,002
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

                                                                 SCHEDULE I
                                                                Page 2 of 6

                          TALLEY INDUSTRIES, INC.
                             (Registrant Only)
                  STATEMENT OF CONDITION (BALANCE SHEET)
                              (IN THOUSANDS)


                                                             DECEMBER 31,
                                                        --------------------
                                                          1996        1995
Liabilities and Stockholders' Equity                    --------    --------

Current liabilities:
  Current maturities of long-term debt                  $  2,066    $      -
  Accounts payable                                           949           -
  Accrued expenses                                         8,179         117
                                                        --------    --------
        Total current liabilities                         11,194         117

  Long-term debt                                               -      90,878
  Other liabilities                                        1,584       1,673

Stockholders' equity:
  Preferred stock, $1 par value,
     authorized 5,000,000 shares
     - Series A                                               14          67
     - Series B                                              750       1,548
     - Series D                                                -         120
  Common stock, $1 par value,
     authorized 20,000,000 shares                         14,618      10,053
  Capital in excess of par value                          79,884      86,035
  Foreign currency translation adjustments                  (562)       (530)
  Retained earnings                                      (20,218)    (38,959)
                                                        --------    --------
       Total stockholders' equity                         74,486      58,334
                                                        --------    --------
       Total liabilities and
         stockholders' equity                           $ 87,264    $151,002
                                                        ========    ========

See accompanying notes and the notes to the consolidated financial statements.

                                                                    SCHEDULE I
                                                                   Page 3 of 6

                           TALLEY INDUSTRIES, INC.
                              (Registrant Only)
                           STATEMENT OF OPERATIONS
                             FOR THE YEARS ENDED
                       DECEMBER 31, 1996, 1995 AND 1994
                                (IN THOUSANDS)



                                                    1996      1995      1994
                                                --------  --------  --------
Selling, general and administrative
  expenses                                      $   (321) $      -  $      -
                                                --------  --------  --------
                                                    (321)        -         -
Other income (expense)                            (7,998)      417       264
                                                --------  --------  --------
                                                  (7,677)      417       264
                                                --------  --------  --------
Interest expense                                   9,044    10,643     9,486
                                                --------  --------  --------
                                                 (16,721)  (10,226)   (9,222)
Income tax benefit                               (55,173)   (9,128)   (6,613)
                                                --------  --------  --------
Earnings (loss) before earnings
  of subsidiaries and
  extraordinary items                             38,452    (1,098)   (2,609)

Extraordinary gain (loss), net of
  taxes                                          (11,495)   14,409         -

Earnings (loss) from subsidiaries                 (8,216)    4,653     6,115
                                                --------  --------  --------

Net earnings                                    $ 18,741  $ 17,964  $  3,506
                                                ========  ========  ========





See accompanying notes and the notes to the consolidated financial statements.

                                                                    SCHEDULE I
                                                                   Page 4 of 6

                           TALLEY INDUSTRIES, INC.
                              (Registrant Only)
                           STATEMENT OF CASH FLOWS
                             FOR THE YEARS ENDED
                       DECEMBER 31, 1996, 1995 AND 1994
                                (IN THOUSANDS)


                                                    1996      1995      1994
                                                --------  --------  --------

Cash flows from operating activities            $ 39,173  $ 28,533  $ 12,837

Cash flows from investing activities:

  (Increase) decrease in investment
    in subsidiaries                               54,190   (23,083)   (8,372)
                                                --------  --------  --------
      Cash from investing activities              54,190   (23,083)   (8,372)
                                                --------  --------  --------
Cash flows from financing activities:

  Proceeds from exercise of stock
    options                                        3,524        11         -
  Dividends paid                                  (4,398)        -         -
  Stock issued                                       384         -         -
  Stock repurchase                                (2,068)        -         -
  Reduction of long-term debt                    (97,451)        -         -
  Increase (decrease) in due
    from affiliates, net                           8,683    (8,788)       (5)
                                                --------  --------  --------
      Cash from financing activities             (91,326)   (8,777)       (5)
                                                --------  --------  --------
Increase (decrease) in cash and cash
  equivalents                                      2,037    (3,327)    4,460

  Balance at beginning of year                     6,883    10,210     5,750
                                                --------  --------  --------
  Balance at end of year                        $  8,920  $  6,883  $ 10,210
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

1.  Basis of Presentation
-------------------------
      Investments in and advances to affiliates represents interest in majority-owned subsidiaries and associated companies. The investments are accounted for on the equity method and, accordingly, the carrying value approximates the Company's equity in the recorded value of the underlying net assets.
      In July 1993, Talley Manufacturing and Technology, Inc.
("Talley Manufacturing"), a wholly-owned subsidiary of Talley Industries, Inc. ("Talley"), was formed. The formation of Talley Manufacturing was in anticipation of the offering of Senior Notes by Talley Manufacturing and Senior Discount Debentures by Talley. Concurrently with the issuance of these securities, Talley contributed the capital stock of its operating subsidiaries (other than its real estate operations held for orderly sale) to Talley Manufacturing, which also assumed a substantial portion of Talley's indebtedness and liabilities. At the same time, Talley Manufacturing entered into a new credit facility with certain lenders. The net proceeds from the Senior Notes, the Senior Discount Debentures and the new credit facility were used to repay substantially all of the indebtedness of Talley and its subsidiaries, (other than real estate related debt) including indebtedness assumed by Talley Manufacturing.
      Upon completion of the reorganization of entities under the common control of Talley described above and the new financing, Talley Manufacturing owns all of the capital stock of the operating subsidiaries of Talley (other than the real estate operations held for orderly sale). The financial statements of Talley have been prepared for all periods presented, giving effect to the reorganization described above.

                                                                 SCHEDULE I
                                                                Page 6 of 6

                          TALLEY INDUSTRIES, INC.
                             (Registrant Only)
                       Notes to Financial Statements



2.  Long-Term Debt
------------------
      Long-term debt consists of 12-1/4% of Senior Discount Debentures, due 2005 with a face value of $2,553,000 and a balance at December 31, 1996 and 1995 of $2,066,000 and $90,878,000,
respectively. Deferred debt issue costs at December 31, 1996, 1995 and 1994 were $-0-, $2,903,000 and $3,199,000, respectively. Deferred debt issue costs are amortized over the life of the respective debt instruments using the straight line method. Amortization of debt expense, including amounts written off in connection with the redemption of debentures, in 1996, 1995 and 1994 was $2,903,000, $296,000 and $296,000, respectively.
      During 1996, the parent company repurchased a substantial portion of the Senior Discount Debentures. Total aggregate principal amount of the repurchased debentures was $124,002,000, with an accreted value of $97,451,000. The parent company paid a total of $105,968,000 including accrued interest and prepayment premiums to repurchase the tendered debentures. The parent company recognized approximately $11,495,000 in extraordinary losses in connection with the debt extinguishment, which consists of a prepayment premium and deferred debt cost on the extinguished debt.

3.  Income Taxes
----------------
The parent company and its domestic subsidiaries file a consolidated federal income tax return. The provision for income taxes represents the difference between amounts attributable to each subsidiary, generally determined on a separate return basis, and the tax computed on a consolidated basis.

4.  Dividends Received
----------------------
The parent company received dividends from, or made contributions to consolidated subsidiaries, unconsolidated subsidiaries and 50 percent or less owned persons accounted for by the equity method during the years ended December 31, 1996, 1995 and 1994 of $106,850,000,
$1,300,000 and $-0-, respectively.

                                                                                 SCHEDULE II
                                TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                                    Valuation and Qualifying Accounts
                                            December 31, 1996
                                               (thousands)


                                           Additions
                                    ----------------------
                                    Balance at  Charged to   Charged to                  Balance
                                    Beginning   Costs and      Other                     at End
        Description                 of Period    Expenses     Accounts     Deductions   of Period
        -----------                 ---------   ----------   -----------   ----------   ---------
Year Ended December 31, 1996:
----------------------------
  Allowance for doubtful
     accounts - accounts
     receivable                       $1,275     $  158         $  -        $  (508)      $  925

  Reserves for notes receivable        1,260      2,826            -             -         4,086


Year Ended December 31, 1995:
----------------------------
  Allowance for doubtful
     accounts - accounts
     receivable                       $  994     $  406         $  -        $  (125)      $1,275

  Reserves for notes receivable        2,358          -            -         (1,098)       1,260


Year Ended December 31, 1994:
----------------------------
  Allowance for doubtful
     accounts - accounts
     receivable                       $1,091     $  372         $  -        $  (469)      $  994

  Reserves for notes receivable        2,274         84            -             -         2,358

Notes:
-----
  (a)  Uncollectible accounts charged against reserves, net of bad debt recoveries.

                                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES                                     SCHEDULE III
                                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                                             December 31, 1996
                                               (In thousands)
                                                                     Cost Capitalized
                                              Initial Cost to        Subsequent To            Gross Amount at Which
                                                  Company             Acquisition           Carried at Close of Period
                                             -----------------    ------------------  -------------------------------------
                                                      Bldgs and    Land    Carrying          Bldgs and    (3)     (1)(2)(4)
      Description              Encumbrances    Land    Improve.   Improve.   Costs     Land   Improve.    Reserve    Total
-----------------------------  ------------  --------  ---------  -------  ---------  ------  ---------  --------- ----------
Las Montanas                     $   353    $ 11,618   $   0      $28,554  $ 8,079   $48,251   $ 0      $(48,251)  $  0
------------
 (Resort & Residential - CA)
Collateralized credit lines            9           0       0            0        0         0     0             0       0
                                 -------    --------   -----      -------  -------   -------   ----     --------   ---------
                                 $   362    $ 11,618   $   0      $28,554  $ 8,079   $48,251   $ 0      $(48,251)  $   0
                                 =======    ========   =====      =======  =======   =======   ====     ========   =========

                                                                  Accum. (5)   Date of     Date         Dep.
                                                                  Deprec.      Constr.    Acquired      Life
                                                                  ---------    -------    --------    -------
Las Montanas                                                        N/A         N/A       Various      N/A
------------
 (Resort & Residential - CA)  Collateralized credit lines
NOTES:
-----
(1)  CARRYING COSTS - RECONCILIATION  OF BEGINNING AND ENDING BALANCE:
                                                                       Years Ended December 31,
                                                                   ---------------------------------
                                                                     1996         1995        1994
                                                                   --------     --------    --------
BALANCE JANUARY 1                                                  $104,964     $110,899    $117,869
  ADDITIONS
    Full consolidation of previously unconsolidated joint ventures        -        4,238           -
  DEDUCTIONS
    Cost of Real Estate sold                                        (19,964)      (3,173)     (5,973)
    Property given in exchange                                            -            -        (997)
    Increase in reserve                                             (85,000)      (7,000)          -
                                                                   --------     --------    --------
BALANCE DECEMBER 31                                                $      0     $104,964    $110,899
                                                                   ========     ========    ========
(2)  The total aggregate cost for income tax purposes is $15,000.
(3)  Writedown to net realizable or fair value.
(4)  There were no intercompany profits recognized in connection with above listed properties.

                                                                                                              SCHEDULE IV
                                  TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
                                       Mortgage Loans on Real Estate
                                             December 31, 1996
                                               (In thousands)

                                                                                                         Principal Amount of
                                                     Periodic              Face Amount   Carrying(a)(c)    Loans Subject to
                              Interest               Payment      Prior        of         Amount of      Delinquent Principal
      Description               Rate       Date        Terms      Liens     Mortgages     Mortgages           or Interest
-----------------------       --------   ---------   ---------   -------   -----------   -----------     --------------------
Georgia/Canada
  Commercial properties
  with buildings - 2nd
  Mortgage                      9.5%     Mar 1995       (b)          -        $3,829       $  -0-        This amount represents
                                                                                                         a receivable which is
Arizona                                                                                                  in default.
  Unimproved commercial
  properties - 1st                       Jul 1997-
  Mortgage                      8%-10%   Jul 2011       (b)          -           538          285
                                                                              ------       ------
                                                                              $4,367       $  285
                                                                              ======       ======
Notes:
  (a)  Carrying amount of mortgages reconciliation of beginning and ending balances:

                                                  Years Ended December 31,
                                               -----------------------------
                                                 1996       1995       1994
                                               -------    -------    -------
Balance January 1,                             $ 3,681    $ 6,028    $ 5,839
  Additions
    New mortgage loans - principal               1,418          -        501
  Deductions
    Collections of principal                    (1,890)    (1,020)      (237)
    Net change in accrued interest                  (6)         -        (48)
    Exchange of notes for other assets
      or in settlement of debt                     (89)    (1,327)         -
    Change in reserves                          (2,829)         -        (27)
                                               -------    -------    -------
Balance December 31,                           $   285    $ 3,681    $ 6,028
                                               =======    =======    =======

  (b)  Payment terms vary by note, but generally require monthly, quarterly or annual interest and principal payments.
  (c)  The income tax basis of these notes at December 31, 1996 is $4,371.  All loans are of the conventional type.

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

4.10 Certificate of Elimination With Respect to the Series D Cumulative Convertible Preferred Stock of Talley Industries, Inc. Pursuant to Section 151 (g), dated July 23, 1996, attached as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1996, incorporated herein by reference.

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

10.10** Second Amended and Restated 1978 Stock Option Plan of the Company, dated July 8, 1987, attached as Exhibit 4.8 to the Company's Form S-8 Registration Statement, filed June 18, 1987, incorporated herein by this reference.

10.11** 1990 Stock Option Plan of the Company attached as Exhibit A to the Company's Proxy Statement dated March 21, 1990, incorporated herein by this reference.

10.12** Plan for Deferral of Directors' Fees as established by the Company on December 30, 1975, attached as Exhibit
         10.15 to the Company's Annual Report on Form 10-K for the period ended December 31, 1983, incorporated herein by this reference.

10.13** Amendment dated December 14, 1979 to the Plan for Deferral of Directors' Fees established by the Company on December 30, 1975, attached as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the period ended December 31, 1983, incorporated herein by this reference.

10.14**  Restated Talley Industries, Inc. Retirement Plan
         Directors Only effective July 28, 1987, attached as
         Exhibit 10.18 to the Company's Annual Report on Form 10-K for the period ended December 31, 1988, incorporated herein by this reference.

10.15**  First  Amendment  to  Talley  Industries, Inc. Retirement
      *   Plan Directors Only, dated June 14, 1988.

10.16** Second Amendment to Talley Industries, Inc. Retirement Plan Directors Only effective January 1, 1991, dated May 7, 1991, attached as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1991, incorporated herein by reference.

10.17** Talley Industries, Inc. Directors Benefit Plan as established by the Company effective January 1, 1994, attached as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 1994, incorporated herein by reference.

10.18** Statement to register 200,000 shares of Common stock of Talley industries, Inc. which may be issued to the 1996
         Non-Employee Director Stock Plan of the Company, filed on Form S-8 on April 16, 1996, incorporated herein by reference.

10.19** Talley Industries, Inc. Executive Death and Retirement Supplemental Plan dated July 1, 1987, attached as Exhibit
         10.31 to the Company's Form 10-K for the period ended December 31, 1989, incorporated herein by this reference.

10.20** First Amendment to the Talley Industries, Inc. Executive Death and Retirement Supplemental Plan, dated March 25, 1981, attached as Exhibit 10.34 to the Company's Form 10-K for the period ended December 31, 1990, incorporated herein by this reference.

10.21** Second Amendment to the Talley Industries, Inc. Executive Death and Retirement Supplemental Plan, dated December 22, 1994, attached as Exhibit 99.3 to the Company's Form 10-Q for the quarter ended March 31, 1996, incorporated herein by reference.

10.22**  Third Amendment to the Talley Manufacturing and
         Technology, Inc. Executive Death and Retirement
         Supplemental Plan, dated March 20, 1996, attached as
         Exhibit 99.4 to the Company's Form 10-Q for the quarter ended March 31, 1996, incorporated herein by reference.

10.23** Talley Industries, Inc. Restoration Benefit Plan dated November 30, 1975, attached as Exhibit 7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1976, incorporated herein by this reference.

10.24** First Amendment to the Restoration Benefit Plan of Talley Industries, Inc., dated January 2, 1990, attached as
         Exhibit 10.34 to the Company's Form 10-K for the period ended December 31, 1989, incorporated herein by this reference.

10.25** Second Amendment to the Restoration Benefit Plan of Talley Industries, Inc. dated March 25, 1991, attached as
         Exhibit 10.39 to the Company's Form 10-K for the period ended December 31, 1990, incorporated herein by this reference.

10.26** Third Amendment to The Restoration Benefit Plan of Talley Industries, Inc., dated June 30, 1994, attached as
         Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

10.27** Fourth Amendment to the Restoration Benefit Plan of Talley Manufacturing and Technology, Inc. dated July 23, 1996, attached as Exhibit 99.1 to the Company's Form 10-Q for the quarter ended June 30, 1996, incorporated herein by reference.

10.28**  Talley Manufacturing and Technology, Inc. Executive
         Restoration Benefit Plan, dated October 25, 1995, attached as Exhibit 99.6 to the Company's Form 10-Q for the quarter ended March 31, 1996, incorporated herein by reference.

10.29** Talley Manufacturing and Technology, Inc. Trust Under The Executive Benefit Plans, dated March 20, 1996, attached as Exhibit 99.7 to the Company's Form 10-Q for the quarter ended March 31, 1996, incorporated herein by reference.

10.30** Talley Manufacturing and Technology, Inc. Executive Disability Income Plan, dated March 20, 1996, attached as
         Exhibit 99.5 to the Company's Form 10-Q for the quarter ended March 31, 1996, incorporated herein by reference.

10.31** Statement to register 1,200,000 shares of Common stock of Talley Industries, Inc. which may be issued pursuant to the 1996 Comprehensive Stock Plan of the Company, filed on Form S-8 on April 16, 1996, incorporated herein by reference.

10.32 License Agreement by and between Talley Industries, Inc., Talley Defense Systems, Inc. and Talley Automotive
         Products, Inc., and TRW Inc., dated April 21, 1989 attached as Exhibit 28.1 to the Company's Form 8-K dated
         April 21, 1989, incorporated herein by this reference.

10.33** Form of Indemnification Procedures Agreement between each director of Holdings and Holdings, attached as Exhibit 10(hh) to Amendment No. 1 of the Company's Form S-1 dated September 10, 1993, incorporated herein by reference.

10.34**  Form of Indemnification Procedures Agreement between
         Holdings and each director of Holdings who is also an officer, attached as Exhibit 10(ii) to Amendment No. 1 of the Company's Form S-1 dated September 10, 1993, incorporated herein by reference.

10.35 Form of Indemnification Procedures Agreement between Talley Manufacturing and each of its directors, attached as Exhibit 10(jj) to Amendment No. 1 of the Company's Form S-1 dated September 10, 1993, incorporated herein by reference.

10.36**  Memorandum of Terms and Conditions applicable to:
         Performance Units granted for calendar years 1993 through 1997 under the 1983 Long-Term Incentive Plan and Stock Options granted in 1993 under The Second Amended and Restated 1978 Stock Option Plan and the 1990 Stock Option Plan, attached as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1993, incorporated herein by reference.

10.37 Tax Sharing Agreement among Talley Industries, Inc., Talley Manufacturing and Technology, Inc. and each of their respective subsidiaries, dated as of October 22, 1993, attached as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

10.38 Restructuring, Assumption and Cost Sharing Agreement among Talley Industries, Inc., Talley Manufacturing and Technology, Inc. and Talley Real Estate Company, Inc. dated as of October 22, 1993, attached as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

10.39 Report dated December 3, 1996 reporting the sale of all, except for one, of the Company's real estate properties for cash and assumption of certain liabilities, filed on form 8-K on December 18,1996, incorporated herein by reference.

   11*   Computation of earnings per share.

   21*   Subsidiaries of the Registrant.

 23.1* Consent of Company's Independent Public Accountants to the incorporation by reference of their reports for the current year accompanying the financial statements included in the Company's Forms S-3 and S-8 Registration Statements.

 23.2* Consent of Company's Independent Public Accountants to the incorporation by reference of their report for the current year accompanying the financial statements included in the Form 11-K Annual Report (Exhibit 99.1 herein) for the year ended December 31, 1996 into the Registrant's applicable Form S-8 Registration Statements.

   27*   Financial Data Schedule for Talley industries, Inc.
         December 31, 1996.

 99.1*   Annual Report on Form 11-K for The Employee Stock
         Purchase Plan of Talley Industries, Inc. and Affiliated
         Companies for the year ended December 31, 1996.

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

 99.6 Waiver and Fourth Amendment to Loan and Security Agreement dated March 20, 1996 by and among Talley Manufacturing and Technology, Inc. and Transamerica Business Credit Corporation, as agent, attached as
         Exhibit 99.1 to the Company's Form 10-Q for the quarter ended March 31, 1996, incorporated herein by reference.

 99.7 Fifth Amendment to Loan and Security Agreement, dated June 4, 1996 by and among Talley Manufacturing and Technology, Inc. and Transamerica Business Credit Corporation, as agent, attached as Exhibit 99.3 to the Company's Form 10-Q for the quarter ended June 30, 1996, incorporated herein by reference.

 99.8 Airbag Collateral Security, Intercreditor and Agency Agreement dated as of October 22, 1993 among Talley Manufacturing and Technology, Inc., Talley Technology, Inc., Talley Defense Systems, Inc., Talley Automotive Products, Inc., Talley Metals Technology, Inc. and Transamerica Business Credit Corporation as Agent and as collateral agent for the Lenders (as defined) and the Senior Note Trustee, Lenders and Bank One, Columbus, N.A., a national banking association, as Trustee for the holders of the 10-3/4% Senior Notes due 2003 issued by Talley Manufacturing and Technology, Inc., attached as
         Exhibit 99.2 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

 99.9 Form of Subsidiary Loan Agreement dated as of October 22, 1993 between Talley Manufacturing and Technology, Inc. and each of certain subsidiaries, attached as Exhibit
         99.3 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

99.10    Subsidiary Loan and Security Agreement dated as of
         October 22, 1993 between Talley Manufacturing and
         Technology, Inc. and Talley Technology, Inc., attached as
         Exhibit 99.4 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

99.11    First Amendment to Subsidiary Loan and Security
         Agreement, dated as of December 16, 1994 between Talley
         Manufacturing and Technology, Inc. and each of certain subsidiaries, attached as Exhibit 99.10 to the Company's
         Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

99.12    Second Amendment to Subsidiary Loan and Security
         Agreement, dated as of March 20, 1996 between Talley
         Manufacturing and Technology, Inc. and each of certain subsidiaries, attached as Exhibit 99.2 to the Company's
         Form 10-Q for the quarter ended March 31, 1996, incorporated herein by reference.

99.13    Third Amendment to Subsidiary Loan and Security
         Agreement, dated as of June 4, 1996 between Talley
         Manufacturing and Technology, Inc. and each of certain subsidiaries, attached as Exhibit 99.2 to the Company's
         Form 10-Q for the quarter ended June 30, 1996, incorporated herein by reference.

99.14 Form of Subsidiary Continuing Guaranty and Security Agreement dated as of October 22, 1993 between Transamerica Business Credit Corporation, a Delaware corporation and each of certain subsidiaries, attached as
         Exhibit 99.5 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

99.15 First Amendment to Subsidiary Continuing Guaranty and Security Agreement dated as of December 16, 1994 between Transamerica Business Credit Corporation, and each of the Guarantors (certain subsidiaries), attached as Exhibit
         99.11 to the Company's Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

99.16    Consulting Agreement dated February 7, 1996 by and among
         Talley Manufacturing and Technology, Inc. and McMullen
         Consultants Inc., attached as Exhibit 99.1 to the Company's Form 8-K under current report date of February
         2, 1996, incorporated herein by reference.

99.17 Report dated June 19, 1996 reporting the affirmation of the $138 million judgment by the Ninth Circuit Court of Appeals in favor of the Company in TRW Inc. vs. Talley Industries, Inc. et al, filed on Form 8-K on June 26, 1996, incorporated herein by reference.

99.18* Talley Savings Plus, an employee stock purchase plan for the employees of Talley Industries, Inc. and affiliated
         Companies, as amended and restated December 16, 1994.

99.19* First Amendment to Talley Savings Plus, an employee stock purchase plan for the employees of Talley Industries, Inc. and Affiliated Companies, dated March 7, 1996.

99.20* Second Amendment to Talley Savings Plus, an employee stock purchase plan for the employees of Talley Industries, Inc. and Affiliated Companies, dated December 17, 1996.




    * Documents marked with an asterisk are filed with this report.

   **    An executive compensation plan or arrangement.