Form 10-Q
period 1997-03-31
TALLEY INDUSTRIES INC
filed 1997-05-14
CIK 96238

Form 10-Q
                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549




       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1997

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

       YES[ X ]                                  NO[   ]

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
Class of Common Stock                            March 31, 1997
 $1.00 par value                                   14,280,453

             TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



                               INDEX



                                                           Page No.

Part I  Financial Information


   Consolidated Balance Sheet -
     March 31, 1997 and December 31, 1996                    1

   Consolidated Statement of Earnings -
     Three Months Ended March 31, 1997 and 1996              2

   Consolidated Statement of Cash Flows -
     Three Months Ended March 31, 1997 and 1996              3

   Consolidated Statement of Changes in Stockholders'
     Equity - Three Months Ended March 31, 1997 and 1996     4

   Notes to Consolidated Financial Statements               5-7

   Management's Discussion and Analysis                     8-15





Part II  Other Information


   Legal Proceedings                                        16

   Exhibits and Reports on Form 8-K                         16

   Signatures                                               17

                  PART I - FINANCIAL INFORMATION

             TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheet
                           (thousands)
                                                   March 31,   December 31,
ASSETS                                               1997         1996
                                                   --------    -----------
  Cash and cash equivalents                        $ 45,133     $ 48,758
  Accounts receivable, net of allowance for
    doubtful accounts of $919 at March 31,
    1997 and $925 at December 31, 1996               53,112       53,090
  Inventories, net                                   62,556       64,684
  Deferred income taxes                               3,400        3,660
  Prepaid expenses                                    6,346        6,100
                                                   --------     --------
    Current assets                                  170,547      176,292

  Long-term receivables                               6,860        6,517
  Property, plant and equipment, net                 51,386       49,324
  Intangibles                                        41,626       41,965
  Other assets                                        6,085        6,287
                                                   --------     --------
    Total assets                                   $276,504     $280,385
                                                   ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current maturities of long-term debt             $  4,962     $  5,160
  Current maturities of realty debt                     301          362
  Accounts payable                                   22,193       20,116
  Accrued expenses                                   41,066       44,189
                                                   --------     --------
     Current liabilities                             68,522       69,827

  Long-term debt                                    122,421      123,185
  Deferred income taxes                               1,762        2,179
  Other liabilities                                  10,452       10,708

  Stockholders' equity:
    Preferred stock, $1 par value,
      authorized 5,000,000 shares:
        Series A                                         14           14
        Series B                                        750          750
        Series D                                          -            -
    Common stock, $1 par value,
      authorized 20,000,000 shares                   14,280       14,618
  Capital in excess of par value                     77,090       79,884
  Foreign currency translation adjustment              (640)        (562)
  Accumulated deficit                               (18,147)     (20,218)
                                                   --------     --------
      Total stockholders' equity                     73,347       74,486
        Total liabilities and                      --------     --------
          stockholders' equity                     $276,504     $280,385
                                                   ========     ========

The accompanying notes are an integral part of the financial statements.

             TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
                Consolidated Statement of Earnings
              (thousands, except per share amounts)

                                                    Three Months
                                                       Ended
                                                      March 31,
                                                  -----------------
                                                   1997      1996
                                                  -------   -------

Sales                                             $66,933   $72,742
Services                                           21,191    14,920
Royalties                                             207     7,465
                                                  -------   -------
                                                   88,331    95,127
                                                  -------   -------
Cost of sales                                      49,070    55,378
Cost of services                                   19,000    13,021
Selling, general, and administrative expenses      14,932    16,119
                                                  -------   -------
                                                   83,002    84,518
                                                  -------   -------

Earnings from operations                            5,329    10,609
Other income (expense), net                           532      (952)
                                                  -------   -------
                                                    5,861     9,657
                                                  -------   -------

Interest expense                                    3,677     7,181
                                                  -------   -------

Earnings before income taxes                        2,184     2,476
Income tax provision                                  113       560
                                                  -------   -------
    Net earnings                                  $ 2,071   $ 1,916
                                                  =======   =======

Earnings (loss) applicable to common shares       $ 1,880   $(3,196)
                                                  =======   =======
Earnings (loss) per share of common
  stock and common stock equivalents:

Net earnings before consideration for
  induced conversion of preferred stock               .13       .13
Assumed value of conversion inducement                  -      (.42)
                                                  -------   -------

    Earnings (loss) applicable to common shares   $   .13   $  (.29)
                                                  =======   =======


The accompanying notes are an integral part of the financial statements.

             TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
               Consolidated Statement of Cash Flows
                           (thousands)
                                                    Three Months Ended
                                                         March 31,
                                                   --------------------
                                                     1997        1996
                                                   --------    --------
Cash and cash equivalents at beginning of year     $ 48,758    $ 10,475
Cash flows from operating activities:              --------    --------
  Net earnings                                        2,071       1,916
  Adjustments to reconcile net income
    to cash flows from operating activities:
     Change in deferred income taxes                   (157)      1,201
     Depreciation and amortization                    2,200       2,200
     Original discount amortization                       -       2,713
     Gain on sale of property and equipment              (1)        (38)
     Other                                              (37)         97
  Changes in assets and liabilities, net of
    effects from acquired businesses:
     Increase in accounts receivable                 (2,489)       (983)
     Increase in inventories                         (1,695)     (7,061)
     Increase in prepaid expenses                      (301)       (465)
     Decrease in realty assets                            -       1,854
     Increase in accounts payable                     2,077       5,984
     Decrease in accrued expenses                    (2,622)       (937)
     Increase (decrease) in other liabilities         1,281        (461)
     Other, net                                           -         (16)
                                                   --------    --------
      Cash flows from operating activities              327       6,004

Cash flows from investing activities:
  Proceeds from sale of subsidiary                    4,097           -
  Purchase of assets of acquired business                 -      (3,876)
  Purchases of property and equipment                (3,916)     (1,466)
  Reduction of long-term receivables                     15         278
  Increase in long-term receivables                       -        (474)
  Proceeds from sale of property and equipment            7          52
                                                   --------    --------
   Cash flows from investing activities                 203      (5,486)

Cash flows from financing activities:
  Preferred stock conversion cost                         -        (213)
  Payment of dividends                                 (191)          -
  Purchase of common stock                           (2,941)          -
  Redemption of Discount Debentures                    (242)          -
  Repayment of long-term debt                          (720)   (120,774)
  Repayment of realty debt                              (61)       (684)
  Proceeds from new long-term debt                        -     120,285
                                                   --------    --------
   Cash flows from financing activities              (4,155)     (1,386)
Net decrease in cash and cash equivalents            (3,625)       (868)
                                                   --------    --------
Total cash and cash equivalents at March 31        $ 45,133    $  9,607
                                                   ========    ========

The accompanying notes are an integral part of the financial statements.



                             TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                     Consolidated Statement of Changes in Stockholders' Equity
                        For the Three Months Ended March 31, 1997 and 1996
                                            (thousands)



                                                                                 Capital in
                                             Preferred Stock           Common    Excess of   Retained
                                      Series A   Series B   Series D    Stock    Par Value   Earnings
                                      --------   --------   --------   -------   ---------   --------
BALANCE AT DECEMBER 31, 1995          $   67      $1,548    $  120     $10,053    $86,035    $(38,959)

Net earnings                                                                                    1,916
Conversion to Common stock                                    (120)      1,906     (1,999)
                                      ------      ------    ------     -------    -------    --------
BALANCE AT MARCH 31, 1996             $   67      $1,548    $    -     $11,959    $84,036    $(37,043)


BALANCE AT DECEMBER 31, 1996          $   14      $  750    $    -     $14,618    $79,884    $(20,218)

Net earnings                                                                                    2,071
Dividends - Preferred stock                                                          (191)
Common stock retirements                                                  (338)    (2,603)
                                      ------      ------    ------     -------    -------    --------
BALANCE AT MARCH 31, 1997             $   14      $  750    $    -     $14,280    $77,090    $(18,147)
                                      ======      ======    ======     =======    =======    ========




The accompanying notes are an integral part of the financial statements.

             TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements



Note 1 - General
----------------

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996 and the results of operations for the three-month period, and cash flows and changes in stockholders' equity for the three-month period ended March 31, 1997 and 1996. Such results, however, may not be indicative of the results for the full year.
    For additional information regarding significant accounting policies, and accounting matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 31, 1996.

Note 2 - Inventories
--------------------

   Inventories are summarized as follows (in thousands):

                                        March 31,  December 31,
                                          1997         1996
                                        --------   -----------

   Raw materials and supplies           $11,605      $10,995
   Work-in-process                       11,865       11,564
   Finished goods                        23,854       26,158
   Inventories applicable to
     government contracts                15,232       15,967
                                        -------      -------
                                        $62,556      $64,684
                                        =======      =======
Note 3 - Earnings Per Share
---------------------------

   Earnings per share of Common stock and Common stock equivalents has been computed on the basis of the average number of Common shares outstanding during each period. The average number of shares has been adjusted for assumed exercise at the beginning of the period (or date of grant, if later) for any dilutive stock options, with funds obtained thereby used to purchase shares of

--------------------------------------

the Company's Common stock at the average price during the period, and assumed conversion of all dilutive convertible preferred stock. Common stock equivalents that are anti-dilutive are excluded from the computation of earnings per share and earnings are reduced by the dividend requirements on such equivalents.

Note 4 - Acquisition and Dispositions
-------------------------------------

   In March 1997, the Company sold the assets of its Canadian steel distributor. Cash proceeds from the sale were $4.1 million. The purchaser assumed $2.3 million of liabilities.
   In January 1996, a subsidiary of the Company acquired certain assets of Markel, a manufacturer of a silicone wire product line. The purchase price was approximately $4.3 million.

Note 5 - Preferred Stock Conversions
------------------------------------

   On February 16, 1996, the Company issued 1,905,849 shares of Talley Common stock in connection with the conversion of all of the Company's Series D Preferred stock, 702,919 more shares than originally designated. The conversion automatically extinguished all unpaid dividends on that stock, totaling approximately $2.6 million as of December 31, 1995.
   On April 22, 1996, pursuant to a conversion offer with respect to the Company's Series B and Series A Preferred stock, approximately 798,000 shares or approximately 52% of the outstanding shares of Series B and approximately 53,000 shares or approximately 79% of the Series A were converted to Common stock. Series B holders who converted received 2.5 shares of Common stock for each outstanding Series B share. Series A holders who converted received 2.0 shares of Common stock for each outstanding Series A share. Common stock issued of approximately 1,995,000 shares in connection with the conversion of Series B Preferred stock and approximately 106,000 in connection with the conversion of Series A Preferred stock was approximately 948,000 and 56,000 more shares than issuable under the original conversion terms of the respective series of preferred stock. Prior to the conversion there were approximately 1,548,000 shares of Series B outstanding and 67,000 shares of Series A outstanding. The conversion automatically extinguished all unpaid dividends on the Series B and Series A shares that were converted totaling approximately $4.0 million ($5 per share) on the Series B Preferred stock and totaling approximately $0.3 million ($5.50 per share) on the Series A Preferred stock at March 31, 1996.

-----------------------------------------------

   The transactions do not impact the net earnings of the Company, but "earnings applicable to common shares (after deduction of preferred stock dividends)," as supplementally disclosed by the Company, and the "earnings per share of common stock and common stock equivalent share" have been reduced. The excess of the fair value of the common shares transferred in the transactions by the Company, over the fair value of the common shares issuable, pursuant to the original conversion terms, have been subtracted from net earnings in the calculations of net earnings available to common shareholders and earnings per share.

Note 6 - Bonds Repurchased
--------------------------

   During 1996, the Company repurchased $124.0 million aggregate principal amount of the Senior Discount Debentures with an accreted value of $97.4 million. The purchase price of the debentures was $106.0 million, including accrued interest and prepayment premiums. The Company recognized $12.1 million in extraordinary losses in connection with the repurchases of the Senior Discount Debentures. This amount represents the prepayment premium and deferred debt cost on the extinguished debt.

Note 7 - Repurchase of Common Stock
-----------------------------------

   In late 1996 and early 1997, the Board of Directors approved the repurchase of up to 950,000 shares of the Company's Common stock, on the open market or in negotiated transactions, from time to time, at prices deemed appropriate by the Company's officers, with such shares to be retired as authorized but unissued shares. At December 31, 1996, the total number of shares of common stock repurchased was 277,300 shares for a total cost of approximately $2.1 million. In January 1997, another 337,367 shares were repurchased for a total cost of approximately $2.9 million.

             TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

               Management's Discussion and Analysis
         of Financial Condition and Results of Operations


   The following is management's discussion and analysis of certain significant factors which have affected the Company. A summary of period-to-period changes in the consolidated statement of earnings is shown below (in thousands):
                                                Three Months
                                                   Ended
                                                  March 31,
                                             ------------------
                                               1997      1996
                                             --------  --------
REVENUES:
 Government Products and Services            $ 40,774  $ 31,619
 Airbag Royalties                                   -     7,250
 Stainless Steel Products                      30,263    38,935
 Industrial Products                           17,294    16,030
 Realty                                             -     1,293
                                             --------  --------
                                             $ 88,331  $ 95,127
                                             ========  ========

OPERATING INCOME:
 Government Products and Services            $  4,251  $  2,037
 Airbag Royalties                                   -     7,250
 Stainless Steel Products                       2,629     4,945
 Industrial Products                              987       632
 Realty                                             -    (1,119)
                                             --------  --------
   Total operating income                       7,867    13,745
 Corporate expense                             (2,533)   (4,204)
 Non-segment interest income                      527       116
 Interest expense                              (3,677)   (7,181)
                                             --------  --------
   Earnings before income taxes              $  2,184  $  2,476
                                             ========  ========

    Revenues for the three-month period ended March 31, 1997 decreased $6.8 million from $95.1 million to $88.3 million, when compared with the corresponding period in the prior year. Royalties from automotive airbags ceased with the mid-1996 conclusion of the airbag royalties litigation. Airbag royalties recorded in the first quarter of 1996 were $7.3 million. Revenue increases from the Company's Government Products and Services segment, primarily from the Company's naval architectural and engineering unit, were offset by decreases in stainless steel products, resulting primarily from lower steel prices, as competitive pressures from domestic and foreign suppliers affected the sales volume and sales prices.

    Operating income from the Government Products and Services segment increased from $2.0 million to $4.3 million. Automotive airbag royalties in the Airbag Royalty segment in the first quarter of 1996 were $7.3 million. There were no royalties in 1997, following the mid-1996 conclusion of the airbag royalties litigation. Operating income from the Stainless Steel Products segment for the three months ended March 31, 1997, when compared with the first three months of 1996, was $2.3 million lower, while operating income from the Company's Industrial Products segment increased $.4 million. Pursuant to the disposition of substantially all of the Company's real estate in December of 1996, losses in the Realty segment decreased by $1.1 million for the first three months of 1997, when compared with the prior year.
    The gross profit percentage, excluding airbag royalties, of 22.9%, for the three months ended March 31, 1997 was up slightly from the gross profit percentage of 22.2% for the comparable period in 1996. The slight increase from the prior year is primarily due to higher margins on certain government contracts and an improvement in the margin on industrial products, partially offset by a lower margin on stainless steel products. Earnings before income taxes for the three months ended March 31, 1997 was $2.2 million compared with $2.5 million in the first three months of the previous year. Net earnings for the three months ended March 31, 1997 and 1996 were $2.1 million and $1.9 million, respectively.

    GOVERNMENT PRODUCTS AND SERVICES. Revenue and operating income for the three months ended March 31, 1997 increased by $9.2 million and $2.2 million, respectively, when compared with the same period in the prior year, primarily the result of an increase in service revenues from the Company's naval architectural and engineering unit and favorable results upon conclusion, or the timing of completion, of certain other contracts.

    AIRBAG ROYALTIES. As described in the Notes to the Consolidated Financial Statements for the year ended December 31,
1996, the quarterly royalty payments ceased with the payments received from TRW in the third quarter of 1996. Airbag royalties in the first quarter of 1996 were $7.3 million.

    STAINLESS STEEL PRODUCTS. During the first three months of 1997, sales for the Stainless Steel Products segment decreased $8.7 million, while operating income decreased $2.3 million, when compared with the same period in 1996. Revenue and earnings were affected by lower prices, as competitive pressures from domestic and foreign suppliers affected the sales volume and sales prices.

    INDUSTRIAL PRODUCTS.  In the three-month period ended March
31, 1997, Industrial Products sales increased $1.3 million while operating income increased $.4 million, when compared with the same period in 1996. Increases in sales and operating income resulted primarily from increased orders for insecticides and air fresheners.

    REALTY. In December of 1996 all real estate properties, except for one, were sold. The Company plans to dispose of the single property not included in this bulk sale. There were no sales or earnings in 1997, compared with sales and operating losses of $1.3 million and $1.1 million, respectively, in the first quarter of 1996.

    OTHER. Interest expense for the three months ended March 31, 1997 decreased to $3.7 million, from $7.2 million in the comparable period in 1996. The decrease is primarily due to the repurchase of a substantial portion of the Company's Senior Discount Debentures and the paydown of the Company's revolving credit facility in the second half of 1996. The overhead expenses decreased in the first three months of 1997 from $4.2 million to $2.5 million when compared with the comparable period in 1996. Corporate overhead for 1996 was above historical levels primarily due to high costs incurred in connection with the TRW litigation. The income tax provision for the first three months of 1997 was $.1 million compared to $.6 million in the comparable period in 1996. Due to unrecognized federal tax carryforward benefits, primarily the result of losses in the Company's real estate segment, the Company has no Federal tax provision in 1996 or the first three months of 1997. The tax provision in the first quarter of 1996 and 1997 is primarily for state jurisdictions.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

    At March 31, 1997, the Company had $45.1 million in cash and cash equivalents and net working capital of $102.0 million. Cash generated from operating activities for the three months ended March 31, 1997 was $.3 million. The amount primarily reflects cash generated from earnings and an increase in accounts payable, offset in part by cash used to increase inventories, an increase in accounts receivable and a decrease in accrued expenses. Cash generated from operations during the first three months of 1996 was $6.0 million. Cash generated from investing activities during the quarter ended March 31, 1997 was $.2 million, consisting primarily

---------------------------------------------------------------

of the sale of assets of a subsidiary, offset by capital expenditures. Cash used in financing activities of $4.2 million reflects the repurchases of the Company's common stock and a decrease in the Company's long-term debt.
    In October 1993, the Company completed a major refinancing program. This refinancing program included an offering of $185 million of debt securities, consisting of $70 million gross proceeds of Senior Discount Debentures due 2005, issued by the Company to yield 12.25% and $115 million of Senior Notes due 2003, with an interest rate of 10.75% issued by a wholly owned subsidiary of the Company, Talley Manufacturing and Technology, Inc. ("Talley Manufacturing"). In connection with this refinancing, Talley Manufacturing obtained a secured credit facility with institutional lenders.
    Borrowings under the secured credit facility may not exceed the collateral base as defined in the governing credit agreement. The facility consists of a five-year revolving credit facility of up to $40.0 million and a five-year $20.0 million term loan facility. At March 31, 1997 availability under the total facility was approximately $50.5 million, of which approximately $10.5 million was borrowed.
    The Company anticipates that the present capital structure will support the long-term growth of the Company's core businesses. A substantial portion of the proceeds received in 1996 from the sale of the assets of the real estate operations and from the resolution of the automotive airbag royalties litigation, have been used to reduce the Company's total indebtedness.
    As a holding company with no significant operating or income-producing assets beyond its stock interests in Talley Manufacturing and the subsidiaries holding its remaining real estate operations (a single California property), the Company is dependent primarily upon distributions from those subsidiaries in order to meet its debt service and other obligations. The Company is entitled to receive certain distributions from Talley Manufacturing (absent certain defaults under Talley Manufacturing indebtedness) until the end of 1998, to be used to fund certain carrying and other costs associated with the disposition of the Company's real estate assets.
    Cash available to the Company is required to be used for specific purposes, and because certain debt covenants limit the Company's ability to incur additional indebtedness, the Company will be dependent upon the payment of dividends from Talley

---------------------------------------------------------------

Manufacturing (which payments will generally be limited by debt covenants of Talley Manufacturing) and to future sales of equity securities as its primary sources of discretionary liquidity. Nevertheless, and particularly in light of the absence of requirements for the Company to make cash payments of interest on its Senior Discount Debentures until April 15, 1999, and the limited amount of outstanding Senior Discount Debentures, after the repurchases of a substantial portion of the debentures in 1996, and due to the current cash balances, the Company believes that funds will be available in sufficient amounts, and at the required times, to permit the Company to meet its obligations.

Other Matters
-------------

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

------------------------

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

  Recently Issued Accounting Standards
  ------------------------------------

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Under the provisions of this new pronouncement, the Company is required to present Basic Earnings per Share and Diluted Earnings per Share. Basic Earnings per Share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders is computed by deducting both dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations and also from net income. Diluted Earnings per Share is computed similar to Basic Earnings per Share, except that the denominator is increased to include the number of additional common shares that

------------------------

  -----------------------------------------------

would have been outstanding if the dilutive potential common shares had been issued. Under this new pronouncement, the Company is required to disclose a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for income from continuing operations, the effect that has been given to preferred dividends in arriving at income available to common stockholders in computing basic EPS, and securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period(s) presented.
    Had this Statement been effective for the quarter ending March 31, 1997, the Basic Earnings per share and the Diluted Earnings per share would have been $.13 and $.13, respectively.

Forward-Looking Statements
--------------------------

    This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
    Factors affecting the future include, but are not limited to, increasing prices and product/service competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely and cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; the cyclical nature of certain

-------------------------------------

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

                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

  Litigation - TRW Inc.
  ---------------------

    For a description of legal proceedings involving the Company, see "Other Matters" within Management's Discussion and Analysis.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits:

        11*      Computation of Earnings per Common and Common
                 Equivalent Share.

        27*      Financial Data Schedule for Talley Industries,
                 Inc., March 31, 1997.

      99.1* Consent and Sixth Amendment to the Loan and Security Agreement dated March 24, 1997 by and among Talley Manufacturing and Technology, Inc., Talley Canada, Inc. and Transamerica Business Credit Corporation, as agent.

      99.2* Third Amendment to Talley Savings Plus, an employee stock purchase plan for the employees of Talley Industries, Inc. and Affiliated Companies, dated March 20, 1997.

*   Documents marked with an asterisk are filed with this report.


(b) Reports on Form 8-K:

     There were no reports filed on Form 8-K for the three months ended March 31, 1997.

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TALLEY INDUSTRIES, INC.
                                   -------------------------------
                                   (Registrant)






Date:     May 13, 1997             By Kenneth May
     ----------------------           ----------------------------
                                      Kenneth May
                                      Vice President, Controller
                                      Principal Accounting
                                      Officer





Date:     May 13, 1997             By Mark S. Dickerson
     ----------------------           ----------------------------
                                      Mark S. Dickerson
                                      Vice President
                                      and Secretary