Form 10-Q
period 1997-06-30
TALLEY INDUSTRIES INC
filed 1997-08-07
CIK 96238

Form 10-Q
                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549




       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1997

                                OR

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                 to

                    Commission File No. 1-4778


                      TALLEY INDUSTRIES, INC.
      (Exact name of registrant as specified in its charter)

             Delaware                             86-0180396
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)

   2702 North 44th Street - Suite 100-A, Phoenix, Arizona  85008
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

       YES[ X ]                                  NO[   ]

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
Class of Common Stock                             June 30, 1997
 $1.00 par value                                    14,113,453

             TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



                               INDEX



                                                               Page No.

Part I  Financial Information


   Consolidated Balance Sheet -
     June 30, 1997 and December 31, 1996                           1

   Consolidated Statement of Earnings -
     Three Months and Six Months Ended June 30, 1997 and 1996      2

   Consolidated Statement of Cash Flows -
     Six Months Ended June 30, 1997 and 1996                       3

   Consolidated Statement of Changes in Stockholders'
     Equity - Six Months Ended June 30, 1997 and 1996              4

   Notes to Consolidated Financial Statements                     5-7

   Management's Discussion and Analysis                           8-14





Part II  Other Information


   Legal Proceedings                                               15

   Submission of Matters to a Vote of Security Holders            15-16

   Exhibits and Reports on Form 8-K                               16-17

   Signatures                                                      18

                  PART I - FINANCIAL INFORMATION

             TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheet
                           (thousands)
                                                   June 30,   December 31,
ASSETS                                               1997         1996
                                                   --------   ------------
  Cash and cash equivalents                        $ 45,554     $ 48,758
  Accounts receivable, net of allowance for
    doubtful accounts of $1,114 at June 30,
    1997 and $925 at December 31, 1996               48,217       53,090
  Inventories, net                                   62,348       64,684
  Deferred income taxes                               3,700        3,660
  Prepaid expenses                                    8,912        6,100
                                                   --------     --------
    Current assets                                  168,731      176,292

  Property, plant and equipment, net                 52,311       49,324
  Intangibles                                        38,751       41,965
  Deferred charges and other assets                  12,313       12,804
  Deferred income taxes                                 666            -
                                                   --------     --------
     Total assets                                  $272,772     $280,385
                                                   ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current maturities of long-term debt             $  3,141     $  5,522
  Accounts payable                                   25,104       20,116
  Accrued expenses                                   33,963       44,189
  U.S. and foreign income taxes                       1,590            -
                                                   --------     --------
     Current liabilities                             63,798       69,827

  Long-term debt                                    123,617      123,185
  Deferred income taxes                                   -        2,179
  Other liabilities                                  11,057       10,708

  Stockholders' equity:
    Preferred stock, $1 par value,
      authorized 5,000,000 shares:
        Series A                                         14           14
        Series B                                        750          750
    Common stock, $1 par value,
      authorized 20,000,000 shares                   14,113       14,618
  Capital in excess of par value                     75,681       79,884
  Foreign currency translation adjustment              (609)        (562)
  Accumulated deficit                               (15,649)     (20,218)
                                                   --------     --------
      Total stockholders' equity                     74,300       74,486
        Total liabilities and                      --------     --------
          stockholders' equity                     $272,772     $280,385
                                                   ========     ========

The accompanying notes are an integral part of the financial statements.

              TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
                 Consolidated Statement of Earnings
                (thousands, except per share amounts)

                                           Three Months        Six Months
                                               Ended              Ended
                                              June 30,           June 30,
                                         ------------------  ------------------
                                           1997      1996      1997      1996
                                         --------  --------  --------  --------
Sales                                    $ 66,272  $ 69,847  $133,205  $142,589
Services                                   21,078    17,902    42,269    32,822
Royalties                                     505     6,221       712    13,686
                                         --------  --------  --------  --------
                                           87,855    93,970   176,186   189,097
                                         --------  --------  --------  --------
Cost of sales                              48,833    52,315    97,903   107,693
Cost of services                           18,835    15,847    37,835    28,868
Selling, general,
  and administrative expenses              20,431    18,694    35,363    34,813
Reversal of reserves on realty assets      (6,300)        -    (6,300)        -
                                         --------  --------  --------  --------
                                           81,799    86,856   164,801   171,374
                                         --------  --------  --------  --------
Earnings from operations                    6,056     7,114    11,385    17,723
Other income (expense), net                   223    (1,241)      755    (2,193)
                                         --------  --------  --------  --------
                                            6,279     5,873    12,140    15,530
                                         --------  --------  --------  --------
Interest expense                           (3,644)   (7,191)   (7,321)  (14,372)
                                         --------  --------  --------  --------
Earnings (loss) before income
  taxes and extraordinary loss              2,635    (1,318)    4,819     1,158
Income tax provision                          137       513       250     1,073
                                         --------  --------  --------  --------
Earnings (loss) before extraordinary loss   2,498    (1,831)    4,569        85
Extraordinary loss                              -    (1,642)        -    (1,642)
                                         --------  --------  --------  --------
  Net earnings(loss)                     $  2,498  $ (3,473) $  4,569  $ (1,557)
                                         ========  ========  ========  ========
Earnings (loss) applicable
  to common shares                       $  2,307  $(11,112) $  4,187  $(14,308)
                                         ========  ========  ========  ========
Earnings (loss) per share of common stock
  and common stock equivalents:
Earnings(loss)before extraordinary loss  $    .16  $   (.15) $    .29  $   (.05)
Extraordinary loss                              -      (.12)        -      (.13)
                                         --------  --------  --------  --------
Net earnings(loss)before consideration
  for induced conversion of preferred stock   .16      (.27)      .29      (.18)
Assumed value of conversion inducement          -      (.55)        -      (.98)
  Earnings (loss) applicable             --------  --------  --------  --------
    to common shares                     $    .16  $   (.82) $    .29  $  (1.16)
                                         ========  ========  ========  ========
Weighted average shares outstanding        15,190    13,582    14,280    12,289
                                         ========  ========  ========  ========

The accompanying notes are an integral part of the financial statements.

               TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
                 Consolidated Statement of Cash Flows
                              (thousands)
                                                      Six Months Ended
                                                          June 30,
                                                     ------------------
                                                       1997      1996
                                                     --------  --------
Cash and cash equivalents at beginning of year       $ 48,758  $ 10,475
Cash flows from operating activities:                --------  --------
  Net earnings (loss)                                   4,569    (1,557)
  Adjustments to reconcile net income
    to cash flows from operating activities:
     Change in deferred income taxes                   (2,885)    1,657
     Depreciation and amortization                      4,438     4,388
     Original discount amortization                         -     5,444
     Net loss on sale of subsidiary and product line    1,325         -
     Gain on sale of property and equipment               (24)      (53)
     Other                                                409     1,540
  Changes in assets and liabilities, net of
    effects from acquired businesses:
     Decrease in accounts receivable                    4,736     6,458
     Increase in inventories                           (2,051)  (12,062)
     Increase in prepaid expenses                      (2,874)   (1,940)
     Increase in other assets                          (6,349)     (554)
     Decrease in realty assets                              -     2,030
     Increase in accounts payable                       4,988     8,233
     Decrease in accrued expenses                      (7,283)     (254)
     Increase (decrease) in other liabilities           1,185      (527)
     Other, net                                          (186)      (16)
                                                     --------  --------
      Cash flows from operating activities                 (2)   12,787
Cash flows from investing activities:
  Proceeds from sale of subsidiary and product line     6,162         -
  Purchase of assets of acquired business                   -    (4,030)
  Purchases of property and equipment                  (7,103)   (2,675)
  Reduction of long-term receivables                    4,450       788
  Increase in long-term receivables                         -      (501)
  Proceeds from sale of property and equipment             57        76
                                                     --------  --------
   Cash flows from investing activities                 3,566    (6,342)
Cash flows from financing activities:
  Preferred stock conversion cost                           -      (319)
  Payment of dividends                                   (382)        -
  Purchase of common stock                             (4,332)        -
  Common stock issued                                       6         -
  Repayment of long-term debt                          (2,060)  (16,445)
  Reduction in borrowings under line of credit              -  (247,834)
  Proceeds from borrowings under line of credit             -   254,165
                                                     --------  --------
Cash flows from financing activities                   (6,768)  (10,433)

Net decrease in cash and cash equivalents              (3,204)   (3,988)
                                                     --------   -------
Total cash and cash equivalents at June 30           $ 45,554  $  6,487
                                                     ========  ========
The accompanying notes are an integral part of the financial statements.




                             TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
                     Consolidated Statement of Changes in Stockholders' Equity
                          For the Six Months Ended June 30, 1997 and 1996
                                            (thousands)




                                           Preferred Stock                Capital in  Retained
                                    ----------------------------  Common   Excess of  Earnings
                                    Series A  Series B  Series D   Stock   Par Value  (Deficit)
                                    --------  --------  --------  -------  ---------  --------
BALANCE AT DECEMBER 31, 1995         $   67    $1,548    $  120   $10,053   $86,035   $(38,959)

Net loss                                                                                (1,557)
Conversion to Common stock              (53)     (798)     (120)    4,007    (3,434)
Stock grant                                                            10        69
                                     ------    ------    ------   -------   -------   --------
BALANCE AT JUNE 30, 1996             $   14    $  750    $    -   $14,070   $82,670   $(40,516)
                                     ======    ======    ======   =======   =======   ========

BALANCE AT DECEMBER 31, 1996         $   14    $  750    $    -   $14,618   $79,884   $(20,218)

Net earnings                                                                             4,569
Dividends - preferred stock                                                    (382)
Stock grant                                                             6
Common stock retirements                                             (511)   (3,821)
                                     ------    ------    ------   -------  --------
BALANCE AT JUNE 30, 1997             $   14    $  750    $    -   $14,113  $ 75,681  $ (15,649)
                                     ======    ======    ======   =======  ========





The accompanying notes are an integral part of the financial statements.

             TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements



Note 1 - General
----------------

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996 and the results of operations for the three-month and six-month periods ended June 30, 1997 and 1996, and cash flows and changes in stockholders' equity for the six-month periods ended
June 30, 1997 and 1996. Such results, however, may not be indicative of the results for the full year.
    For additional information regarding significant accounting policies, and accounting matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 31, 1996.

Note 2 - Inventories
--------------------

   Inventories are summarized as follows (in thousands):

                                         June 30,  December 31,
                                          1997         1996
                                         -------   -----------
   Raw materials and supplies            $11,935     $10,995
   Work-in-process                        11,083      11,564
   Finished goods                         24,579      26,158
   Inventories applicable to
     government contracts                 14,751      15,967
                                         -------     -------
                                         $62,348     $64,684
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

Note 4 - Acquisition and Dispositions
-------------------------------------

   In May 1997, a subsidiary of the Company sold certain assets of the connector product line. Proceeds from the $2.1 million sale price include a note receivable for $1.9 million and cash of $.2 million.
   In March 1997, the Company sold the assets of its Canadian steel distributor. Cash proceeds from the sale were $4.1 million. The purchaser assumed $2.3 million of liabilities.
   In January 1996, a subsidiary of the Company acquired certain assets of a manufacturer of a silicone wire product line. The purchase price was approximately $4.3 million.

Note 5 - Preferred Stock Conversions
------------------------------------

   On February 16, 1996, the Company issued 1,905,849 shares of Talley Common stock in connection with the conversion of all of the Company's Series D Preferred stock, 702,919 more shares than originally designated. The conversion automatically extinguished all unpaid dividends on that stock, totaling approximately $2.6 million as of December 31, 1995.
   On April 22, 1996, pursuant to a conversion offer with respect to the Company's Series B and Series A Preferred stock, approximately 798,000 shares or approximately 52% of the outstanding shares of Series B and approximately 53,000 shares or approximately 79% of the Series A were converted to Common stock. Series B holders who converted received 2.5 shares of Common stock for each outstanding Series B share. Series A holders who converted received 2.0 shares of Common stock for each outstanding Series A share. Common stock issued of approximately 1,995,000 shares in connection with the conversion of Series B Preferred stock and approximately 106,000 in connection with the conversion of Series A Preferred stock was approximately 948,000 and 56,000 more shares than issuable under the stated conversion terms of the respective series of preferred stock. Prior to the conversion there were approximately 1,548,000 shares of Series B outstanding and 67,000 shares of Series A outstanding. The conversion automatically extinguished all unpaid dividends on the Series B and Series A shares that were converted totaling approximately $4.0 million ($5 per share) on the Series B Preferred stock and totaling approximately $0.3 million ($5.50 per share) on the Series A Preferred stock at March 31, 1996.

-----------------------------------------------

   The transactions do not impact the net earnings of the Company, but "earnings applicable to common shares (after deduction of preferred stock dividends)," as supplementally disclosed by the Company, and the "earnings per share of common stock and common stock equivalent share" have been reduced. The excess of the fair value of the common shares transferred in the transactions by the Company, over the fair value of the common shares issuable pursuant to the stated conversion terms of the preferred stock, have been subtracted from net earnings in the calculations of net earnings available to common shareholders and earnings per share.

Note 6 - Bonds Repurchased and Covenant Defeasance
--------------------------------------------------

   During 1996, the Company repurchased $124.0 million aggregate principal amount of the Senior Discount Debentures with an accreted value of $97.4 million at the repurchase date. The purchase price of the debentures was $106.0 million, including accrued interest and prepayment premiums. The Company recognized $12.1 million in extraordinary losses in connection with the repurchases of the Senior Discount Debentures. This amount represents the prepayment premium and deferred debt cost on the extinguished debt. During the six months ended June 30, 1997, the Company repurchased an additional $.3 million aggregate principal amount of the Senior Discount Debentures.
   An investment was made in U.S. Treasury obligations and placed in trust in June 1997 to effect a covenant defeasance of the remaining $1.9 million principal amount of outstanding debentures. For financial reporting purposes, the assets held in trust are included in the assets of the Company and the outstanding debentures continue to be reflected as outstanding debt. The debentures will be redeemed on October 15, 1998, which is the earliest optional redemption date.

Note 7 - Repurchase of Common Stock
-----------------------------------

   In late 1996 and early 1997, the Board of Directors approved the repurchase of up to 950,000 shares of the Company's Common stock, on the open market or in negotiated transactions, from time to time, at prices deemed appropriate by the Company's officers, with such shares to be retired as authorized but unissued shares. At December 31, 1996, the total number of shares of common stock repurchased was 277,300 shares for a total cost of approximately $2.1 million. For the six months ended June 30, 1997, another 510,367 shares were repurchased for a total cost of approximately $4.3 million.

             TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

               Management's Discussion and Analysis
         of Financial Condition and Results of Operations


   The following is management's discussion and analysis of certain significant factors which have affected the Company. A summary of period-to-period changes in the consolidated statement of earnings is shown below (in thousands):

                                Three Months         Six Months
                                   Ended                Ended
                                  June 30,             June 30,
                            ------------------   -------------------
                              1997      1996        1997      1996
REVENUES:                   --------  --------   ---------  --------
 Government Products
   and Services             $ 39,353  $ 37,352   $ 80,127   $ 68,971
 Airbag Royalties                  -     6,143          -     13,393
 Stainless Steel Products     29,111    32,601     59,374     71,536
 Industrial Products          19,391    17,670     36,685     33,700
 Realty                            -       204          -      1,497
                            --------  --------   --------   --------
                            $ 87,855  $ 93,970   $176,186   $189,097
                            ========  ========   ========   ========
OPERATING INCOME:
 Government Products
   and Services             $  4,805  $  2,756   $  9,056   $  4,793
 Airbag Royalties                  -     6,143          -     13,393
 Stainless Steel Products      2,401     4,915      5,030      9,860
 Industrial Products           1,787       454      2,774      1,086
 Realty                        6,310    (1,382)     6,310     (2,501)
                            --------  --------   --------   --------
   Total operating income     15,303    12,886     23,170     26,631
 Corporate expense            (9,607)   (7,109)   (12,140)   (11,313)
 Non-segment interest
   income                        583        96      1,110        212
 Interest expense             (3,644)   (7,191)    (7,321)   (14,372)
                            --------  --------   --------   --------
   Earnings (loss) before
   income taxes and
   extraordinary loss       $  2,635  $ (1,318)  $  4,819   $  1,158
                            ========  ========   ========   ========

    Revenues for the six-month period ended June 30, 1997 decreased $12.9 million when compared with the corresponding period in the prior year, principally because of the absence of airbag royalty revenues for the 1997 period. Royalties from automotive airbags ceased with the mid-1996 payments from TRW to settle the airbag royalties litigation. Revenue increases for the first six months of 1997 from the Company's Government Products and Services segment (primarily from the naval architectural and engineering unit) were offset by decreases in stainless steel revenues resulting from the March 1997 sale of the Canadian steel distributor and from lower steel sales volume and prices, as competitive pressures from United States and foreign suppliers affected the sales volume and sales prices.
    During the six months ended June 30, 1997 operating income from the Government Products and Services segment increased from $4.8 million to $9.1 million as compared with the comparable year-earlier period, and operating income from the Company's Industrial Products segment increased $1.7 million. These increases were more than offset by the absence of any airbag royalty income for 1997. Also, operating income from the Stainless Steel Products segment for the six months ended June 30, 1997, when compared with the first six months of 1996, was $4.8 million lower.
    The gross profit percentage, excluding airbag royalties and realty, was 23.0% for the six months ended June 30, 1997, up slightly from the gross profit percentage of 22.3% for the comparable period in 1996. The slight increase from the prior year is primarily due to higher margins on certain government contracts and an improvement in the margin on industrial products, partially offset by a lower margin on stainless steel products.
    Earnings before income taxes for the six months ended June 30, 1997 was $4.8 million compared with $1.2 million in the first six months of the previous year. Net earnings for the six months ended June 30, 1997 were $4.6 million compared to a net loss of $1.6 million for the same period in the prior year. Prior year's results included a $1.6 million extraordinary loss relating to expenses incurred in connection with the repurchase of the Senior Discount Debentures.

    GOVERNMENT PRODUCTS AND SERVICES. Revenue and operating income for the six months ended June 30, 1997 increased by $11.2 million and $4.3 million, respectively, when compared with the same period in the prior year, primarily the result of an increase in service revenues from the Company's naval architectural and engineering unit and favorable results upon conclusion, or the timing of completion, of certain other contracts. Earnings were also favorably impacted in 1997 when compared with 1996, as a result of reimbursement of research and development cost by a joint venture partner working with the Company in the development of automotive airbag inflators.

    AIRBAG ROYALTIES. As described in the Notes to the Consolidated Financial Statements for the year ended December 31,
1996, the quarterly royalty payments ceased with the payments received from TRW in the third quarter of 1996. Airbag royalties in the first six months of 1996 were $13.4 million.

    STAINLESS STEEL PRODUCTS. During the first six months of 1997, sales for the Stainless Steel Products segment decreased $12.2 million, while operating income decreased $4.8 million, when compared with the same period in 1996. Revenue and earnings were affected by the sale of the Canadian steel distributor in March 1997, and by lower sales volume and prices, as competitive pressures from United States and foreign suppliers affected the sales volume and sales prices.

    INDUSTRIAL PRODUCTS. In the six-month period ended June 30, 1997, Industrial Products sales increased $3.0 million while operating income increased $1.7 million, when compared with the same period in 1996. Increases in sales and operating income resulted primarily from increased orders for insecticides and air fresheners.

    REALTY. In 1992, the Company initiated a plan for the orderly disposition of all its remaining real estate assets. With the receipt of $156.4 million from TRW to settle the airbag royalty dispute in the third quarter of 1996, and also in view of the slower than expected improvement in the market conditions for real estate assets, the Company re-evaluated and changed its strategy for exiting the real estate business. The Company adjusted its strategy of selling properties to end users in an orderly process over time, to a strategy of liquidation sales through pricing adjustments and/or joint development arrangements. This change in strategy resulted in a third quarter $85.0 million reserve for real estate assets. In December of 1996 all real estate properties, except for one, were sold for cash and assumption of certain liabilities. The property not included in the December 1996 sale was sold on July 30, 1997. In anticipation of the sale of this single remaining property, the Company reversed $6.3 million of excess reserves in June 1997. Segment operating income of $6.3 million reflects this reversal and compares to a $2.5 million loss for the first six months of 1996.

    OTHER. Interest expense for the six months ended June 30, 1997 decreased to $7.3 million, from $14.4 million in the comparable period in 1996. The decrease is primarily due to the repurchase of a substantial portion of the Company's Senior Discount Debentures and the paydown of the Company's revolving credit facility in the second half of 1996. The $1.6 million extraordinary loss in the second quarter of 1996, which consists of premiums paid and deferred debt costs associated with the repurchase of the discount debentures, was reclassified from interest expense during the fourth quarter of 1996 and is so classified in the prior year's Statement of Earnings included in this quarterly report. The overhead expenses in the first six months of 1997 of $12.1 million and $11.3 million in 1996 are above historical levels. The 1997 corporate expenses include $5.8 million incurred in connection with the severance payments made to the former Chief Executive Officer of the Company. Higher than normal corporate expenses were also attributed to above average proxy solicitation costs incurred in connection with the 1997 Annual Meeting of Stockholders, due to the contested nature of the meeting. The 1996 corporate expenses include $5.5 million of costs incurred in connection with the TRW litigation. The income tax provision for the first six months of 1997 was $.3 million compared to $1.1 million in the comparable period in 1996. Due to unrecognized federal tax carryforward benefits, primarily the result of losses in the Company's real estate segment, the Company has no Federal tax provision in the 1996 or 1997 period; the tax provision is primarily for state jurisdictions.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

    At June 30, 1997, the Company had $45.6 million in cash and cash equivalents and net working capital of $104.9 million. Cash generated from operating activities for the six months ended June 30, 1997 was offset by cash used in operating activities. Cash generated from operating activities includes amounts from earnings, a decrease in accounts receivable, and an increase in accounts payable, offset by cash used to increase inventories, an increase in prepaid expenses and other assets, and a decrease in accrued expenses. Cash generated from operations during the first six months of 1996 was $12.8 million. Cash generated from investing activities during the six months ended June 30, 1997 was $3.6 million, consisting primarily of the sale of assets of a subsidiary and a product line, the collection of an income tax refund receivable, offset by capital expenditures. Cash used in financing activities of $6.8 million reflects the repurchases of the Company's common stock, the payment of preferred stock dividends, and a decrease in the Company's long-term debt. There were no borrowings under the Company's line of credit during this period.
    In October 1993, the Company completed a major refinancing program. This refinancing program included an offering of $185 million of debt securities, consisting of $70 million gross proceeds of Senior Discount Debentures due 2005, issued by the Company to yield 12.25%, and $115 million of Senior Notes due 2003, with an interest rate of 10.75% issued by a wholly owned subsidiary of the Company, Talley Manufacturing and Technology, Inc. ("Talley Manufacturing"). In connection with this refinancing, Talley Manufacturing obtained a secured credit facility with institutional lenders.
    Borrowings under the secured credit facility may not exceed the collateral base as defined in the governing credit agreement. The facility consists of a five-year revolving credit facility of up to $40.0 million and a five-year $20.0 million term loan facility. At June 30, 1997 availability under the total facility was approximately $49.7 million, of which approximately $9.7 million (the principal balance of the term loan) was borrowed.

A substantial portion of the proceeds received in 1996 from the sale of the assets of the real estate operations and from the resolution of the automotive airbag royalties litigation have been used to reduce the Company's total indebtedness.
    The Company has recently entered into a joint venture agreement with Delphi Automotive Systems to manufacture automotive airbag inflators, which will require significant capital contributions through 1998 to fund the capital requirements of the venture, as it develops its manufacturing capability. In addition, the Company is expected to have capital requirements to develop its manufacturing capability for other airbag related products. The Company is also committed to significantly higher-than-normal research and development expenditures for automotive airbag inflators and other airbag related products. These commitments will require financial resources in the next two to three years.
The Company believes with present cash balances and cash available under the Company's credit facility, there will be sufficient financial resources to meet these needs and to support the long-term growth of the Company's core businesses.
    As a holding company with no significant operating or income-producing assets beyond its stock interests in Talley
Manufacturing, the Company is dependent primarily upon distributions from Talley Manufacturing to meet its funding requirements. Furthermore, because certain debt covenants limit the Company's ability to incur additional indebtedness, the Company will be dependent upon the payment of dividends from Talley Manufacturing (which payments are limited by debt covenants of Talley Manufacturing) and to any future sales of equity securities as its primary sources of discretionary liquidity. Nevertheless, and particularly in light of the current June 30, 1997 cash balances of $25.3 million held at the parent holding company level, the Company believes that funds will be available to permit the Company to meet its requirements.


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

  Recently Issued Accounting Standards
  ------------------------------------

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Under the provisions of this new pronouncement, the Company is required to present Basic Earnings per share and Diluted Earnings per share. Basic Earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders is computed by deducting both dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations and also from net income. Diluted Earnings per share is computed similar to Basic Earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Under this new pronouncement, the Company is required to disclose a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for income from continuing operations, the effect that has been given to preferred dividends in arriving at income available to common stockholders in computing basic earnings per share, and securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period(s) presented.
    Had this Statement been effective for the six months ending June 30, 1997, the Basic Earnings per share and the Diluted Earnings per share would have been $.29 and $.30, respectively.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a) The Registrant held its Annual Meeting of Stockholders on May
    8, 1997.

(b) The directors elected at the meeting are as follows:

       Paul L. Foster
       Robert T. Craig
       Ralph A. Rockow

    The directors whose term of office continued after the meeting are as follows:

       Jack C. Crim
       Fred Israel
       Joseph A. Orlando
       Alex Stamatakis
       John W. Stodder
       Donald J. Ulrich, Jr.
       David Victor

(c) The results of the election of directors were as follows:


                                       For      Withheld
                                   ----------   --------
       Paul L. Foster              11,392,506    674,871
       Robert T. Craig              6,061,800     47,333
       Ralph A. Rockow              6,061,800     47,333
       Townsend Hoopes              5,513,933    459,430
       William H. Mallender         5,496,879    479,202

    Proposals made by a shareholder as recommendations to the Board of Directors were also voted on at the meeting. Certain of these proposals suggest changes to the Company's Certificate of Incorporation, and can only be implemented by a super-majority vote of the shareholders following action by the Board. The results of the votes on these proposals are as follows:


              Issue                   For       Against   Abstain
    -------------------------      ---------   ---------  -------
    Elimination of classified
    Board of Directors             6,760,664   5,219,125  102,705

    Provision to allow holders
    of ten percent of shares to
    call special stockholder
    meetings                       6,619,334   5,355,144  108,017

    Elimination of certain super-
    majority requirements          7,429,644   4,513,877  138,974

    Elimination of the share-
    holder rights ("poison pill")
    plan                           6,718,283   5,232,308  131,906


No other matters were voted upon at the annual meeting.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

       11*   Computation of Earnings per Common and Common
             Equivalent Share.

       27*   Financial Data Schedule for Talley Industries, Inc.,
             June 30, 1997.

     99.1*   Consent and Seventh Amendment to the Loan and
             Security Agreement dated June 5, 1997 by and among
             Talley Manufacturing and Technology, Inc. and
             Transamerica Business Credit Corporation.

     99.2* Consent and Eighth Amendment to the Loan and Security Agreement dated July 17, 1997 by and among Talley
             Manufacturing and Technology, Inc. and Transamerica
             Business Credit Corporation.

     99.3*   Defeasance Trust and Security Agreement dated as of
             June 13, 1997 among Talley Industries, Inc., Bank
             One, N.A., as Trustee and Bank One, N.A., as
             Custodian.


* Documents marked with an asterisk are filed with this report.


(b) Reports on Form 8-K:

       There were no reports filed on Form 8-K for the three months ended June 30, 1997.

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   TALLEY INDUSTRIES, INC.
                                   -----------------------------
                                   (Registrant)







Date:   August 7, 1997             By  s/s   Kenneth May
     ----------------------           --------------------------


                                      Kenneth May
                                      Vice President, Controller
                                      Principal Accounting
                                      Officer






Date:   August 7, 1997             By  s/s   Mark S. Dickerson
     ----------------------           --------------------------
                                      Mark S. Dickerson
                                      Vice President
                                      and Secretary