Form 10-Q
period 1997-09-30
TALLEY INDUSTRIES INC
filed 1997-11-05
CIK 96238

Form 10-Q
                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549




       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

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

       YES[ X ]                                  NO[   ]

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
Class of Common Stock                             September 30, 1997
---------------------                             ------------------
 $1.00 par value                                       14,113,623


==========================================================================

             TALLEY INDUSTRIES, INC. AND SUBSIDIARIES



                               INDEX



                                                            PAGE NO.

PART I  - FINANCIAL INFORMATION


   Consolidated Balance Sheet -
     September 30, 1997 and December 31, 1996                  1

   Consolidated Statement of Earnings -
     Three Months and Nine Months Ended September 30, 1997
     and 1996                                                  2

   Consolidated Statement of Cash Flows -
    Nine Months Ended September 30, 1997 and 1996              3

   Consolidated Statement of Changes in Stockholders'
     Equity -Nine Months Ended September 30, 1997 and 1996     4

   Notes to Consolidated Financial Statements                 5-8

   Management's Discussion and Analysis                       9-17





PART II -  OTHER INFORMATION


   Legal Proceedings                                          18

   Exhibits and Reports on Form 8-K                           18

   Signatures                                                 19

                  PART I - FINANCIAL INFORMATION

             TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheet
                           (thousands)

                                               September 30,     December 31,
ASSETS                                             1997             1996
                                               -------------     ------------
  Cash and cash equivalents                       $ 40,957        $ 48,758
  Accounts receivable, net of allowance for
    doubtful accounts of $1,228 at September
    30, 1997 and $925 at December 31, 1996          50,609          53,090
  Inventories, net                                  67,207          64,684
  Deferred income taxes                              3,800           3,660
  Prepaid expenses                                   7,361           6,100
                                                  --------        --------
    Current assets                                 169,934         176,292

  Property, plant and equipment, net                53,298          49,324
  Intangibles                                       38,296          41,965
  Deferred charges and other assets                 17,114          12,804
                                                  --------        --------
     Total assets                                 $278,642        $280,385
                                                  ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current maturities of long-term debt            $  3,010        $  5,522
  Accounts payable                                  24,016          20,116
  Accrued expenses                                  37,251          44,189
                                                  --------        --------
     Current liabilities                            64,277          69,827

  Long-term debt                                   122,946         123,185
  Deferred income taxes                              3,650           2,179
  Other liabilities                                 10,686          10,708

  Stockholders' equity:
    Preferred stock, $1 par value,
      authorized 5,000,000 shares:
        Series A                                        14              14
        Series B                                       749             750
    Common stock, $1 par value,
      authorized 20,000,000 shares                  14,114          14,618
  Capital in excess of par value                    75,534          79,884
  Foreign currency translation adjustment              (34)           (562)
  Accumulated deficit                              (13,294)        (20,218)
                                                  --------        --------
      Total stockholders' equity                    77,083          74,486
                                                  --------        --------
        Total liabilities and
          stockholders' equity                    $278,642        $280,385
                                                  ========        ========


The accompanying notes are an integral part of the financial statements.

              TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
                 Consolidated Statement of Earnings
                (thousands, except per share amounts)

                                          Three Months          Nine Months
                                             Ended                 Ended
                                          September 30,         September 30,
                                        ------------------   ------------------
                                          1997      1996       1997      1996
                                        --------  --------   --------  --------
Sales                                   $ 67,184  $ 76,667   $200,389  $219,256
Services                                  20,627    17,082     62,896    49,904
Royalties                                    179   109,023        891   122,709
                                        --------  --------   --------  --------
                                          87,990   202,772    264,176   391,869
                                        --------  --------   --------  --------
Cost of sales                             48,364    70,115    146,267   177,808
Cost of services                          18,481    15,168     56,316    44,036
Selling, general,
and administrative expenses               14,547    12,761     49,910    47,574
Provision (reversal) of
  reserves on realty assets                    -    85,000     (6,300)   85,000
                                        --------  --------   --------  --------
                                          81,392   183,044    246,193   354,418
                                        --------  --------   --------  --------
Earnings from operations                   6,598    19,728     17,983    37,451
Other income (expense), net                 (435)   16,780        320    14,587
                                        --------  --------   --------  --------
                                           6,163    36,508     18,303    52,038
Interest expense                           3,589     6,694     10,910    21,066
                                        --------  --------   --------  --------
Earnings before income taxes
  and extraordinary loss                   2,574    29,814      7,393    30,972
Income tax provision                         219       502        469     1,575
                                        --------  --------   --------  --------
Earnings before extraordinary loss         2,355    29,312      6,924    29,397
Extraordinary loss                             -         -          -    (1,642)
                                        --------  --------   --------  --------
  Net earnings                          $  2,355  $ 29,312   $  6,924  $ 27,755
                                        ========  ========   ========  ========

Earnings applicable to common shares    $  2,164  $ 29,121   $  6,351  $ 14,813
                                        ========  ========   ========  ========
Earnings (loss) per share of common
stock and common stock equivalents:
Earnings before extraordinary loss      $    .15  $   1.85   $    .45  $   1.93
Extraordinary loss                             -         -          -      (.11)

Net earnings before consideration for
  induced conversion of preferred stock      .15      1.85        .45      1.82
Assumed value of conversion inducement         -         -          -      (.79)
                                        --------  --------   --------  --------
  Earnings applicable to common shares  $    .15  $   1.85   $    .45  $   1.03
                                        ========  ========   ========  ========

Weighted average shares outstanding       14,156    15,855     15,246    15,202
                                        ========  ========   ========  ========
The accompanying notes are an integral part of the financial statements.

                TALLEY INDUSTRIES, INC. AND SUBSIDIARIES
                 Consolidated Statement of Cash Flows
                              (thousands)
                                                       Nine Months Ended
                                                         September 30,
                                                      --------------------
                                                        1997        1996
                                                      --------    --------
Cash and cash equivalents at beginning of year        $ 48,758    $ 10,475
                                                      --------    --------
Cash flows from operating activities:
  Net earnings                                           6,924      27,755
  Adjustments to reconcile net income
    to cash flows from operating activities:
     Change in deferred income taxes                     1,331      (3,099)
     Depreciation and amortization                       6,684       6,628
     Original discount amortization                          -       7,929
     Loss on sale of subsidiary and product line         1,325           -
     Provision (reversal) of reserve on realty assets   (6,300)     85,000
     Other                                               1,318      15,425
  Changes in assets and liabilities, net of
    effects from acquired businesses:
     (Increase)decrease in accounts receivable            (533)     17,028
     Increase in inventories                            (6,910)       (329)
     (Increase) decrease in prepaid expenses            (6,431)        476
     Decrease in realty assets                               -       3,967
     Increase in accounts payable                        3,900       3,289
     Increase in accrued expenses                        1,053       8,172
     Increase (decrease) in other liabilities              493        (588)
     Other, net                                           (186)      2,863
                                                      --------    --------
      Cash flows from operating activities               2,668     174,516
Cash flows from investing activities:
  Proceeds from sale of subsidiary and product line      6,162           -
  Investment in joint-venture                           (3,510)          -
  Purchase of assets of acquired business                    -      (4,327)
  Purchases of property and equipment                   (9,921)     (4,675)
  Reduction of income tax receivables                    4,400           -
  Reduction in other assets                                 97         370
  Proceeds from sale of property and equipment              78         150
                                                      --------    --------
   Cash flows from investing activities                 (2,694)     (8,482)
Cash flows from financing activities:
  Preferred stock conversion cost                            -       3,637
  Payment of dividends                                    (573)          -
  Purchase of common stock                              (4,339)          -
  Common stock issued                                       57           -
  Repayment of long-term debt                           (2,920)    (18,694)
  Proceeds from borrowings under line of credit              -     375,213
  Reduction in borrowings under line of credit               -    (385,792)
                                                      --------    --------
   Cash flows from financing activities                 (7,775)    (25,636)
Net decrease in cash and cash equivalents               (7,801)    140,398
                                                      --------    --------
Total cash and cash equivalents at September 30,      $ 40,957    $150,873
                                                      ========    ========
The accompanying notes are an integral part of the financial statements.

                             TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

                     Consolidated Statement of Changes in Stockholders' Equity
                       For the Nine Months Ended September 30, 1997 and 1996
                                            (thousands)



                                                                               Capital in   Retained
                                             Preferred Stock          Common    Excess of   Earnings
                                     Series A   Series B   Series D    Stock    Par Value   (Deficit)
                                     --------   --------   --------   -------   ---------   --------
BALANCE AT DECEMBER 31, 1995         $   67      $1,548     $  120    $10,053    $86,035    $(38,959)

Net earnings                                                                                  27,755
Conversion to common stock              (53)       (798)      (120)     4,007     (3,438)
Common stock issued                                                       792      3,247
                                     ------      ------     ------    -------    -------    --------
BALANCE AT SEPTEMBER 30, 1996        $   14      $  750     $    -    $14,852    $85,844    $(11,204)
                                     ======      ======     ======    =======    =======    ========

BALANCE AT DECEMBER 31, 1996         $   14      $  750     $    -    $14,618    $79,884    $(20,218)
Net earnings                                                                                   6,924
Dividends - preferred stock                                                         (573)
Stock grant                                                                 6         51
Conversion to common stock                           (1)                    1
Common stock retirements                                                 (511)    (3,828)
                                     ------      ------     ------    -------    -------    --------
BALANCE AT SEPTEMBER 30, 1997        $   14      $  749     $    -    $14,114    $75,534    $(13,294)
                                     ======      ======     ======    =======    =======    ========





The accompanying notes are an integral part of the financial statements.

             TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements



Note 1 - General

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996 and the results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and cash flows and changes in stockholders' equity for the nine-month periods ended September 30, 1997 and 1996. Such results, however, may not be indicative of the results for the full year.
    For additional information regarding significant accounting policies, and accounting matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 31, 1996.

Note 2 - Inventories
--------------------

   Inventories are summarized as follows (in thousands):

                                     September 30,   December 31,
                                         1997            1996
                                     -------------   ------------
   Raw materials and supplies          $12,710         $10,995
   Work-in-process                      11,311          11,564
   Finished goods                       26,784          26,158
   Inventories applicable to
     government contracts               16,402          15,967
                                       -------         -------
                                       $67,207         $64,684
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

Note 4 - Acquisition and Dispositions
-------------------------------------

   In May 1997, a subsidiary of the Company sold certain assets of the connector product line. Proceeds include a note receivable for $1.9 million and cash of $.2 million.
   In March 1997, the Company sold the assets of its Canadian steel distributor. Cash proceeds from the sale were $4.1 million. The purchaser assumed $2.3 million of liabilities.
   In January 1996, a subsidiary of the Company acquired certain assets of a manufacturer of a silicone wire product line. The purchase price was approximately $4.3 million.

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

-----------------------------------------------

   The transactions did not impact the net earnings of the Company in 1996, but "earnings applicable to common shares (after deduction of preferred stock dividends)," as supplementally disclosed by the Company, and the "earnings per share of common stock and common stock equivalent share" were reduced. The excess of the fair value of the common shares transferred in the transactions by the Company, over the fair value of the common shares issuable pursuant to the stated conversion terms of the preferred stock, were subtracted from net earnings in the calculations of net earnings available to common shareholders and earnings per share.

Note 6 - Bonds Repurchased and Covenant Defeasance
--------------------------------------------------

   During 1996, the Company repurchased $124.0 million aggregate principal amount of the Senior Discount Debentures with an accreted value of $97.4 million at the repurchase dates. The purchase price of the debentures was $106.0 million, including accrued interest and prepayment premiums. The Company recognized $12.1 million in extraordinary losses in connection with the repurchases of the Senior Discount Debentures. This amount represents the prepayment premium and deferred debt cost on the extinguished debt. During the nine months ended September 30, 1997, the Company repurchased an additional $.3 million aggregate principal amount of the Senior Discount Debentures.
   An investment was made in U.S. Treasury obligations and placed in trust in June 1997 to effect a covenant defeasance of the remaining $1.9 million principal amount of outstanding debentures. For financial reporting purposes, the assets held in trust are included in the assets of the Company and the outstanding debentures continue to be reflected as outstanding debt. The debentures will be redeemed on October 15, 1998, which is the earliest optional redemption date.

Note 7 - Repurchase of Common Stock
-----------------------------------

   In late 1996 and early 1997, the Board of Directors approved the repurchase of up to 950,000 shares of the Company's Common stock, on the open market or in negotiated transactions, from time to time, at prices deemed appropriate by the Company's officers, with such shares to be retired as authorized but unissued shares. At December 31, 1996, the total number of shares of common stock repurchased was 277,300 shares for a total cost of approximately $2.1 million. During the first half of 1997, another 510,367 shares were repurchased for a total cost of approximately $4.3 million.

Note 8 - Agreement and Plan of Merger
-------------------------------------

   On September 26, 1997, the Company announced that it had entered into a definitive Agreement and Plan of Merger (Agreement) with Carpenter Technology Corporation (Carpenter) to be acquired for cash.
   Under the terms of the Agreement, Carpenter commenced an all-cash tender offer on October 2, 1997 for all outstanding shares of Talley stock at a price of $12 per share of Talley Common stock, $16 per share of Talley Series B Preferred stock, and $11.70 per share of Talley Series A Preferred stock. Assuming a majority (measured by aggregate voting power) of Talley's stock is duly tendered under the tender offer and not withdrawn before the expiration date of the offer (December 4, 1997, unless extended), Carpenter is obligated under the terms of the Agreement to purchase all shares of Talley stock tendered and not withdrawn, and is further obligated to complete as soon as possible an all-cash merger whereby all Talley shares remaining outstanding will be acquired for cash at the same per-share prices as under the tender offer. The tender offer is also subject to other customary conditions, including expiration of the Hart-Scott-Rodino (HSR) waiting period. The U.S. Department of Justice, Antitrust Division
(DOJ) has requested that the Company and Carpenter provide DOJ certain additional information, which has the effect of automatically extending the HSR waiting period. The Company and Carpenter have advised DOJ that they intend to provide the requested information as soon as possible.
   In connection with the tender offer and proposed merger, Carpenter, the Company and certain of its present and former directors were named as defendants in various purported class action complaints filed on behalf of the stockholders of the Company. The complaints alleged, among other things, breach of fiduciary duty on the part of the Board of Directors arising out of the Merger Agreement and failure to disclose material information. On October 16, 1997 a Memorandum of Understanding was entered into by counsels for the plaintiffs and defendants requiring the Company to amend and supplement the disclosure contained in its filings with the Securities and Exchange Commission-Schedule 14D-9. In exchange, the plaintiffs agreed to dismiss the actions. The settlement is subject to various conditions, including Court approval.
   The foregoing summary of certain provisions of the Agreement is general in nature and is qualified in its entirety by reference to the definitive Agreement, which is an Exhibit to this Report.
No assurance can be given that the conditions to the consummation of the tender offer and the merger under the Agreement will be fulfilled or as to the timing for consummation of the tender offer or the merger.

             TALLEY INDUSTRIES, INC. AND SUBSIDIARIES

               Management's Discussion and Analysis
         of Financial Condition and Results of Operations


   The following is management's discussion and analysis of certain significant factors which have affected the Company. A summary of period-to-period changes in the consolidated statement of earnings is shown below (in thousands):

                                 Three Months        Nine Months
                                    Ended               Ended
                                 September 30,       September 30,
                              ------------------  ------------------
                                1997      1996      1997      1996
REVENUES:                     --------  --------  --------  --------
 Government Products
   and Services               $ 37,648  $ 36,906  $117,775  $105,877
 Airbag Royalties                    -   108,520         -   121,913
 Stainless Steel Products       29,337    34,418    88,711   105,954
 Industrial Products            18,608    20,077    55,293    53,777
 Realty                          2,397     2,851     2,397     4,348
                              --------  --------  --------  --------
                              $ 87,990  $202,772  $264,176  $391,869
                              ========  ========  ========  ========
OPERATING INCOME:
 Government Products
   and Services               $  2,420  $ (1,421) $ 11,476  $  3,372
 Airbag Royalties                    -   135,367         -   148,760
 Stainless Steel Products        1,740      (509)    6,770     9,351
 Industrial Products             1,654    (7,082)    4,428    (5,996)
 Realty                          2,346   (86,005)    8,656   (88,506)
                              --------  --------  --------  --------
   Total operating income        8,160    40,350    31,330    66,981
 Corporate expense              (2,575)   (4,889)  (14,715)  (16,202)
 Non-segment interest
   income                          578     1,047     1,688     1,259
 Interest expense               (3,589)   (6,694)  (10,910)  (21,066)
                              --------  --------  --------  --------
   Earnings before
   income taxes and
   extraordinary loss         $  2,574  $ 29,814  $  7,393  $ 30,972
                              ========  ========  ========  ========

    Revenues for the nine-month period ended September 30, 1997 decreased $127.7 million when compared with the corresponding period in the prior year. Earnings before income taxes and extraordinary loss for the nine months ended September 30, 1997 was $7.4 million compared with $31.0 million in the first nine months of the previous year. Included in the results for periods ended September 30, 1996 were payments received from TRW Inc. of $156.4 million to settle the airbag royalties litigation. This amount, which represents a settlement for airbag royalties and certain other matters, reimbursement of litigation costs and interest from the date of award until paid, was partially offset by a provision for reserve on realty assets of $85.0 million. Royalties from automotive airbags ceased with the payments from TRW. Revenue increases for the first nine months of 1997 from the Company's Government Products and Services segment (primarily from the naval architectural and engineering unit) were offset by decreases in stainless steel revenues resulting from the March 1997 sale of the Canadian steel distributor and from lower sales, as competitive pressures from United States and foreign suppliers affected the sales volume and sales prices.
    During the nine months ended September 30, 1997 operating income from the Government Products and Services segment and the Realty segment increased when compared with the first nine months of 1996. The prior year's operating income for the Realty segment included an $85.0 million provision for reserves on realty assets; while the current year's operating income included $6.3 million realty asset reserve reversals, with the disposition of the remaining property. Prior year operating income included writedowns of goodwill and inventories in the Stainless Steel Products and the Industrial Products segments, as well as a non-recurring charge in the Government Products and Services segment regarding defense contract costs and claims.
    The gross profit percentage, excluding airbag royalties and realty, was 23.3% for the nine months ended September 30, 1997, up from the gross profit percentage of 17.8% for the comparable period in 1996. The gross profit percentage in 1996 was below historical levels due to non-recurring inventory and goodwill writedowns. The 1997 gross profit percentage is comparable to the 23.4% experienced by the Company during the first nine months of 1995.
    Net earnings for the nine months ended September 30, 1997 were $6.9 million compared to net earnings of $27.8 million for the same period in the prior year. Prior year's results included a $1.6 million extraordinary loss relating to the repurchase of the Senior Discount Debentures.

    GOVERNMENT PRODUCTS AND SERVICES. Revenue and operating income for the nine months ended September 30, 1997 increased by $11.9 million and $8.1 million, respectively, when compared with the same period in the prior year, primarily the result of an increase in service revenues from the Company's naval architectural and engineering unit and favorable results upon conclusion, or the timing of completion, of certain other contracts. Earnings were also favorably impacted in 1997 when compared with 1996, as a result of reimbursement of past research and development cost by a joint venture partner working with the Company in the development of automotive airbag inflators. Increases in research and development costs reduced earnings in 1997 and 1996 and a non-recurring charge in the third quarter of 1996 regarding defense contract costs and claims further reduced prior year earnings.

    AIRBAG ROYALTIES. As described in the Notes to the Consolidated Financial Statements for the year ended December 31, 1996, the quarterly royalty payments ceased with the payments received from TRW in the third quarter of 1996. Airbag royalties in the first nine months of 1996 were $121.9 million. This amount included a portion of the payments received from TRW to settle the airbag royalties litigation.

    STAINLESS STEEL PRODUCTS. During the first nine months of 1997, sales for the Stainless Steel Products segment decreased $17.2 million, and operating income decreased $2.6 million, when compared with the same period in 1996. Revenue and earnings were affected by the sale of the Canadian steel distributor in March 1997, and by lower sales, as competitive pressures from United States and foreign suppliers affected the sales volume and sales prices.

    INDUSTRIAL PRODUCTS. In the nine-month period ended September 30, 1997, Industrial Products sales increased $1.5 million while operating income increased $10.4 million, when compared with the same period in 1996. The prior year's earnings were affected by inventory and goodwill writedowns in the third quarter of 1996. Increases in sales and operating income also resulted from increased orders for insecticides and air fresheners.

    REALTY. In 1992, the Company initiated a plan for the orderly disposition of all its remaining real estate assets. With the receipt of $156.4 million from TRW to settle the airbag royalty dispute in the third quarter of 1996, and also in view of the slower than expected improvement in the market conditions for real estate assets, the Company re-evaluated and changed its strategy for exiting the real estate business. The Company adjusted its strategy of selling properties to end users in an orderly process over time, to a strategy of liquidation sales through pricing adjustments and/or joint development arrangements. This change in strategy resulted in a third quarter 1996 $85.0 million reserve for real estate assets. In December of 1996 all real estate properties, except for one, were sold for cash and assumption of certain liabilities. The property not included in the December 1996 sale was sold on July 30, 1997. In anticipation of the sale of this single remaining property, the Company reversed $6.3 million of excess reserves in June 1997. Segment operating income of $8.7 million reflects this reversal and compares to a $88.5 million loss for the first nine months of 1996, which included the $85.0 million reserves.

    OTHER. Interest expense for the nine months ended September 30, 1997 decreased to $10.9 million, from $21.1 million in the comparable period in 1996. The decrease is primarily due to the repurchase of a substantial portion of the Company's Senior

Discount Debentures and the paydown of the Company's revolving credit facility in the second half of 1996. The $1.6 million extraordinary loss in the second quarter of 1996, which consists of premiums paid and deferred debt costs associated with the repurchase of discount debentures, was reclassified from interest expense during the fourth quarter of 1996 and is so classified in the prior year's Statement of Earnings included in this quarterly report. The overhead expenses in the first nine months of 1997 of $14.7 million and $16.2 million in 1996 are above historical levels.
The 1997 corporate expenses include $5.8 million incurred in connection with the severance payments made to the former Chief Executive Officer of the Company. Higher than normal corporate expenses were also attributed to above average proxy solicitation costs incurred in connection with the 1997 Annual Meeting of Stockholders, due to the contested nature of the meeting. The 1996 corporate expenses included an increase in employee benefit costs. The income tax provision for the first nine months of 1997 was $.5 million compared to $1.6 million in the comparable period in 1996. Due to unrecognized federal tax carryforward benefits, primarily the result of losses in the Company's real estate segment, the Company has no Federal tax provision in the 1996 or 1997 period; the tax provision is primarily for state jurisdictions.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1997, the Company had $41.0 million in cash and cash equivalents and net working capital of $105.7 million. Cash generated from operating activities for the nine months ended September 30, 1997 of $2.7 million includes earnings, and an increase in accounts payable and accrued expenses, offset by cash used to increase inventories, and an increase in prepaid expenses and other assets. Cash generated from operations during the first nine months of 1996 was $174.5 million, due primarily to receipt of the airbag royalties litigation payment settlement from TRW. Cash used in investing activities during the nine months ended September 30, 1997 was $2.7 million, consisting primarily of capital expenditures and investment in a joint venture producing airbag components offset by proceeds from the sale of assets of a subsidiary and a product line and the collection of an income tax refund receivable. Cash used in financing activities of $7.8 million reflects the repurchases of the Company's common stock, the payment of preferred stock dividends, and a decrease in the Company's long-term debt. There were no borrowings under the Company's line of credit during this period.
    In October 1993, the Company completed a major refinancing program. This refinancing program included an offering of $185 million of debt securities, consisting of $70 million gross proceeds of Senior Discount Debentures due 2005, issued by the Company to yield 12.25%, and $115 million of Senior Notes due 2003, with an interest rate of 10.75% issued by a wholly owned subsidiary of the Company, Talley Manufacturing and Technology, Inc. ("Talley Manufacturing"). In connection with this refinancing, Talley Manufacturing obtained a secured credit facility with institutional lenders.
    Borrowings under the secured credit facility may not exceed the collateral base as defined in the governing credit agreement. The facility consists of a five-year revolving credit facility of up to $40.0 million and a five-year $20.0 million term loan facility. At September 30, 1997 availability under the total facility was approximately $49.0 million, of which approximately $9.0 million (the principal balance of the term loan) was borrowed. A substantial portion of the proceeds received in 1996 from the sale of the assets of the real estate operations and from the resolution of the automotive airbag royalties litigation have been used to reduce the Company's total indebtedness.
    The Company has recently entered into a joint venture agreement with Delphi Automotive Systems to manufacture automotive airbag inflators, which will require significant capital contributions through 1998 to fund the capital requirements of the venture, as it develops its manufacturing capability. In addition, the Company is expected to have capital requirements to develop its manufacturing capability for other airbag related products. The Company is also committed to significantly higher-than-normal research and development expenditures for automotive airbag inflators and other airbag related products. These commitments will require financial resources in the next two to three years. The Company believes with present cash balances and cash available under the Company's credit facility, there will be sufficient financial resources to meet these needs and to support the long-term growth of the Company's core businesses.
    As a holding company with no significant operating or income-producing assets beyond its stock interests in Talley Manufacturing, the Company is dependent primarily upon distributions from Talley Manufacturing to meet its funding requirements. Furthermore, because certain debt covenants limit the Company's ability to incur additional indebtedness, the Company will be dependent upon the payment of dividends from Talley Manufacturing (which payments are limited by debt covenants of Talley Manufacturing) and to any future sales of equity securities as its primary sources of discretionary liquidity. Nevertheless, and particularly in light of the current September 30, 1997 cash balances of $26.6 million held at the parent holding company level, the Company believes that funds will be available to permit the Company to meet its requirements.

OTHER MATTERS

  Agreement and Plan of Merger
  ----------------------------

    On September 26, 1997, the Company announced that it had entered into a definitive Agreement and Plan of Merger (Agreement) with Carpenter Technology Corporation (Carpenter) to be acquired for cash.
    Under the terms of the Agreement, Carpenter commenced an all-cash tender offer on October 2, 1997 for all outstanding shares of Talley stock at a price of $12 per share of Talley Common stock, $16 per share of Talley Series B Preferred stock, and $11.70 per share of Talley Series A Preferred stock. Assuming a majority (measured by aggregate voting power) of Talley's stock is duly tendered under the tender offer and not withdrawn before the expiration date of the offer (December 4, 1997, unless extended), Carpenter is obligated under the terms of the Agreement to purchase all shares of Talley stock tendered and not withdrawn, and is further obligated to complete as soon as possible an all-cash merger whereby all Talley shares remaining outstanding will be acquired for cash at the same per-share prices as under the tender offer. The tender offer is also subject to other customary conditions, including expiration of the Hart-Scott-Rodino (HSR) waiting period. The U.S. Department of Justice, Antitrust Division
(DOJ) has requested that the Company and Carpenter provide DOJ certain additional information, which has the effect of automatically extending the HSR waiting period. The Company and Carpenter have advised DOJ that they intend to provide the requested information as soon as possible.
    In connection with the tender offer and proposed merger, Carpenter, the Company and certain of its present and former directors were named as defendants in various purported class action complaints filed on behalf of the stockholders of the Company. The complaints alleged, among other things, breach of fiduciary duty on the part of the Board of Directors arising out of the Merger Agreement and failure to disclose material information. On October 16, 1997 a Memorandum of Understanding was entered into by counsels for the plaintiffs and defendants requiring the Company to amend and supplement the disclosure contained in its filings with the Securities and Exchange Commission-Schedule 14D-9. In exchange, the plaintiffs agreed to dismiss the actions. The settlement is subject to various conditions, including Court approval.
    The foregoing summary of certain provisions of the Agreement is general in nature and is qualified in its entirety by reference to the definitive Agreement, which is an Exhibit to this Report.
No assurance can be given that the conditions to the consummation of the tender offer and the merger under the Agreement will be fulfilled or as to the timing for consummation of the tender offer or the merger.

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

  Recently Issued Accounting Standards
  ------------------------------------

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Under the provisions of this new pronouncement, the Company is required to present Basic Earnings per share and Diluted Earnings per share. Basic Earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders is computed by deducting both dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations and also from net income. Diluted Earnings per share is computed similar to Basic Earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Under this new pronouncement, the Company is required to disclose a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for income from continuing operations, the effect that has been given to preferred dividends in arriving at income available to common stockholders in computing basic earnings per share, and securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period(s) presented.
    Had this Statement been effective for the nine months ending September 30, 1997, the Basic Earnings per share and the Diluted Earnings per share would have been $.42 and $.42, respectively.
    In June 1997, the Financial Accounting Standard Board issued SFAS No. 130 "Reporting Comprehensive Income", and SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information". Both pronouncements are effective for fiscal years beginning after December 15, 1997. The new requirements for reporting comprehensive income will have minimal impact on the Company's financial statement disclosures since items addressed by the pronouncement, not presently included in its income statements, are minor in amounts. The Company anticipates that its reportable operating segments may change and may increase in number based on the requirements of the new standard on disclosures about segments.

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

     10.1 *  Severance and Settlement Agreement between  William
             H. Mallender and Talley Industries, Inc. dated  June
             21, 1997.

     10.2 * Employment Agreement dated August 11, 1997 between the Company and Paul L. Foster.

       11 *  Computation of Earnings per Common and Common
             Equivalent Share.

       27 *  Financial Data Schedule for Talley Industries, Inc.,
             September 30, 1997.

     99.1 * Ninth Amendment to the Loan and Security Agreement dated July 31, 1997 by and among Talley Manufacturing and Technology, Inc. and Transamerica Business Credit Corporation.

     99.2 *  Form of Fourth Amendment to Subsidiary Loan and
             Security Agreements dated July 31, 1997 between
             Talley Manufacturing and Technology, Inc. and each of certain subsidiaries.

      99.3   Agreement and Plan of Merger among Carpenter
             Technology Corporation, Score Acquisition Corp. and
             Talley Industries, Inc. dated September 29, 1997 included as Exhibit B to Schedule 14D-9 filed October 2, 1997, incorporated herein by reference.

* Documents marked with an asterisk are filed with this report.


(b) Reports on Form 8-K:

       There were no reports filed on Form 8-K for the three months ended September 30, 1997.

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   TALLEY INDUSTRIES, INC.
                                   -----------------------------
                                   (Registrant)







Date: November 5, 1997             By /s/  Kenneth May
     -----------------------          --------------------------
                                      Kenneth May
                                      Vice President, Controller
                                      Principal Accounting
                                      Officer






Date: November 5, 1997             By /s/  Mark S. Dickerson
     -----------------------          --------------------------
                                      Mark S. Dickerson
                                      Vice President
                                      and Secretary